Form 10-K
period 2003-12-31
CHEVIOT FINANCIAL CORP
filed 2004-03-25
CIK 1248124

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                    Form 10-K


|X|            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

                                       or

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               FOR THE TRANSITION PERIOD FROM  _________  TO _________

                         Commission file number: 0-50529

                             CHEVIOT FINANCIAL CORP.
             (Exact Name of Registrant as Specified in its Charter)

             FEDERAL                                             56-2423720
 (STATE OR OTHER JURISDICTION OF                                (IRS EMPLOYER
  INCORPORATION OR ORGANIZATION)                             IDENTIFICATION NO.)

          3723 GLENMORE AVENUE
             CHEVIOT, OHIO                                          45211
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                         (ZIP CODE)

      (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE): (513) 661-0457

        SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                     COMMON STOCK, PAR VALUE $0.01 PER SHARE

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |_| No |X|

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation of S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act): Yes |_| No |X|

     The aggregate market value of the voting stock held by non-affiliates of the Registrant as of the reporting date, December 31, 2003, was $0 as the Registrant had not yet issued any common stock. Based upon the closing sale price of the Registrant's Common Stock on March 15, 2004 as reported on the NASDAQ SmallCap Market, the aggregate market value of the voting stock held by non-affiliates of the Registrant as of such date was $53,352,717.60.

            As of March 15, 2004, there were 9,918,751 shares of the
                     Registrant's Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the definitive Proxy Statement for the Registrant's Annual Meeting of Shareholders to be held on April 27, 2004 have been incorporated by reference into Part III of this Annual Report on Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


                                        CHEVIOT FINANCIAL CORP.

                                               FORM 10-K
                             FOR THE FISCAL PERIOD ENDED DECEMBER 31, 2003

                                           TABLE OF CONTENTS

                                               PART I
Item 1     Business                                                                        1
Item 2     Properties                                                                      2
Item 3     Legal Proceedings                                                               2
Item 4     Submission of Matters to a Vote of Security Holders                             2
                                               PART II
Item 5     Market for the Registrant's Common Equity and Related Shareholder Matters       3
Item 6     Selected Financial Data                                                         3
Item 7     Management's Discussion and Analysis of Financial Condition and Results of
           Operations                                                                      3
Item 7A    Quantitative and Qualitative Disclosures About Market Risk                      3
Item 8     Financial Statements and Supplementary Data                                     4
Item 9     Changes in and Disagreements with Accountants on Accounting and Financial
           Disclosures                                                                     4
Item 9A    Controls and Procedures                                                         4
                                               PART III
Item 10    Directors and Executive Officers of the Registrant                              4
Item 11    Executive Compensation                                                          4
Item 12    Security Ownership of Certain Beneficial Owners and Management and Related
           Shareholder Matters                                                             4
Item 13    Certain Relationships and Related Transactions                                  4
Item 14    Principal Accountant Fees and Services                                          4
                                               PART IV
Item 15    Exhibits, Financial Statement Schedules and Reports on Form 8-K                 5

                                     PART I

ITEM 1.  BUSINESS

GENERAL

CHEVIOT FINANCIAL CORP.

        Cheviot Financial Corp. (the "Company") is a federal corporation that was organized at the direction of the Board of Directors of Cheviot Savings Bank (the "Bank") for the purpose of acquiring all of the capital stock of the Bank upon completion of the Bank's reorganization into the mutual holding company structure. The initial public offering of common stock by the Company in connection with the reorganization was completed on January 5, 2004, and accordingly, had not been consummated by December 31, 2003, the end of the period for which this Annual Report on Form 10-K is filed. Prior to the consummation of the reorganization and the initial stock offering, the Company had not issued any stock, had no assets and no liabilities, and had not conducted operations other than of an organizational nature. Following completion of the reorganization and initial stock offering, the Company's only significant assets are 100% of the shares of the Bank's outstanding common stock and approximately 40% of the net proceeds of the Company's initial public stock offering.

        The Company does not intend to employ any persons other than certain officers who are currently officers of the Bank, but will utilize the support staff of the Bank from time to time. The directors and executive officers of the Company are set forth below.

        The Company's offices are located at the executive offices of the Bank at 3723 Glenmore Avenue, Cheviot, Ohio 45211. Its telephone number is (513) 661-0457.

        Filed herewith as Exhibits 99.1 and 99.2 for informational purposes only are the financial statements of the Bank and management's discussion and analysis of such financial statements, as of December 31, 2003 and March 31, 2003 and 2002 and for the nine month period ended December 31, 2003 and the years ended March 31, 2003, and 2002.

DIRECTORS AND EXECUTIVE OFFICERS

        The following individuals serve as directors of the Company and have been directors of the Company since its organization:

               DIRECTORS                      POSITION                 TERM EXPIRES
         --------------------------- ----------------------------- ---------------------
         Gerhard H. Hillmann                   Director                     2006
         Edward L. Kleemeier                   Director                     2004
         Thomas J. Linneman           President, Chief Executive
                                           Officer/Director                 2006
         John T. Smith                         Director                     2005
         Robert Thomas                         Director                     2005
         James E. Williamson         Executive Secretary/Director           2004

        The following individuals serve as the executive officers of the Company and/or the Bank and hold the offices set forth below opposite their names:

                     NAME                              POSITION
         --------------------------- -------------------------------------------
         Thomas J. Linneman             President and CEO of Company and Bank
         Jeffrey J. Lenzer                      Vice President of Bank
         Kevin M. Kappa                         Vice President of Bank
         Scott T. Smith              Chief Financial Officer of Company and Bank
         James E. Williamson                Executive Secretary of Company

        BIOGRAPHICAL INFORMATION OF DIRECTORS

        GERHARD H. HILLMANN, 68, is the retired Manager of Field Operations for Fletcher Homes, a Cincinnati, Ohio area home builder. Mr. Hillmann has served as a director of the Bank since 1994.

        EDWARD L. KLEEMEIER, 69, is a retired District Fire Chief for the City of Cincinnati, Ohio. Mr. Kleemeier has served as a director of the Bank since 1978.

                                      --1--

        THOMAS J. LINNEMAN, 50, is the President and Chief Executive Officer of the Company and Cheviot Mutual Holding Company (since the date of reorganization) and of the Bank (since 1998). Mr. Linneman has served as a director of the Bank since 1998.

        JOHN T. SMITH, 59, is the Secretary/Treasurer of Hawkstone Associates, Inc. dba Triumph Energy Corp., a gasoline wholesaler and retailer. Mr. Smith has served as a director of the Bank since 1995. Mr. Smith is the father of Scott.
T. Smith, the Chief Financial Officer of the Company.

        ROBERT THOMAS, 61, is the owner/operator of R&R Quality Meats & Catering in Cheviot, Ohio. Mr. Thomas has served as a director of the Bank since 1989.

        JAMES E. WILLIAMSON, 59, is the District Administrator (Director) of Oak Hills Local School District in Cincinnati, Ohio since 2000. Mr. Williamson was a high school principal in Cincinnati, Ohio from 1989-2000. Mr. Williamson also serves as the Executive Secretary of the Company and Cheviot Mutual Holding Company. Mr. Williamson has served as a director of the Bank since 1997.

        BIOGRAPHICAL INFORMATION OF EXECUTIVE OFFICERS OF THE COMPANY WHO ARE NOT DIRECTORS

        JEFFREY J. LENZER, 42, is and has been Vice President/Lending of the Bank since 1999 and has held other lending related positions at the Bank prior to that date.

        KEVIN M. KAPPA, 46, is and has been Vice President - Compliance Officer of the Bank since 1998.

        SCOTT T. SMITH, 34, is and has been Chief Financial Officer of the Company since its organization and of the Bank and has held other positions at the Bank since 1998. Mr. Smith is the son of John T. Smith, a director of the Company.

ITEM 2.  PROPERTIES

        The Company conducts its business through the main office of the Bank at 3723 Glenmore Avenue, Cheviot, Ohio 45211. The Bank operates its retail banking business through the properties identified in the following table:

                                                                      OWNED/
                                  LOCATION                            LEASED          PURPOSE
                  -------------------------------------------------   ------  ---------------------
                  3723 Glenmore Avenue, Cheviot, OH                   Owned    Retail bank branch
                  5550 Cheviot Road, Monfort Heights, OH              Owned    Retail bank branch
                  6060 Bridgetown Road, Bridgetown, OH                Owned    Retail bank branch
                  1194 Stone Drive, Harrison, OH                      Owned    Retail bank branch

ITEM 3.  LEGAL PROCEEDINGS

        The Company is not party to any legal proceedings, claims or lawsuits, the outcome of which would have a material adverse effect on the financial condition and results of operations of the Company or the Bank.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted during the fourth quarter of the year ended December 31, 2003 to a vote of security holders of the Company.

                                     --2--

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
         MATTERS

        (a) The common stock of the Company is quoted on the Nasdaq SmallCap Market under the symbol "CHEV". As of December 31, 2003, the date for which this report is filed, there had been no trading in the common stock of the Company.

        (b) The effective date of the Securities Act registration statement for which use of proceeds information is being disclosed herein was November 12, 2003; the commission file number assigned to the registration statement was 333-106663.

        The offering commenced on or about November 12, 2003 and continued through December 12, 2003. The offering was managed on a best efforts basis by Keefe, Bruyette & Woods, Inc as marketing agent. The securities registered were the common stock, par value $0.01 per share, of the Company. In the registration statement, 4,463,438 shares of such common stock were registered at an aggregate price of $44,634,380. In connection with the reorganization of the Bank, on January 5, 2004, 9,918,751 shares of the Company's common stock were issued, of which 4,388,438 shares were sold to the public, which includes shares purchased by the Company's Employee Stock Ownership Plan (the "ESOP"). In addition, 5,455,313 shares were issued to Cheviot Mutual Holding Company, the mutual holding company formed in the reorganization, and 75,000 shares were issued to the Cheviot Savings Bank Charitable Foundation. In connection with the issuance and distribution of the Company's common stock, the Company received net proceeds of $42,195,004 and incurred $580,763 in underwriting expenses and $1,108,613 in other expenses ($1,689,376 total expenses). None of the expenses incurred were direct or indirect payments to any officer, director or affiliate of the Company.

        Since the Office of Thrift Supervision had not approved the reorganization of the Bank and the common stock offering by the Company prior to December 31, 2003, the Company had no rights to any proceeds held in escrow in connection with the common stock offering as of such date. The Office of Thrift Supervision approved the transaction as of January 5, 2004. The Company has contributed approximately $22 million of the net proceeds to the Bank for working capital, has loaned approximately $3.6 million of the net proceeds to the ESOP to purchase the Company's common stock and has retained the remainder of the net proceeds for future growth and the payment of dividends.

ITEM 6.  SELECTED FINANCIAL DATA

        None. As of December 31, 2003, the Company had not issued any stock, had no assets and no liabilities, and had not conducted operations other than of an organizational nature.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        None. As of December 31, 2003, the Company had not issued any stock, had no assets and no liabilities, and had not conducted operations other than of an organizational nature. See Exhibit 99.2.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Not applicable. See Exhibit 99.2.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        None. As of December 31, 2003, the Company had not issued any stock, had no assets and no liabilities, and had not conducted operations other than of an organizational nature. See Exhibit 99.1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

        None

ITEM 9A. CONTROLS AND PROCEDURES

        None. As of December 31, 2003, the Company had not issued any stock, had no assets, and had not conducted operations other than of an organizational nature.

                                     --3--

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information required by this item is incorporated by reference to
(i) the section entitled "Directors and Executive Officers" in Item 1 of this Annual Report on Form 10-K, (2) the section entitled "Other Matters - Section 16(a) Beneficial Ownership Reporting" in the Company's definitive Proxy Statement for the Annual Meeting of Shareholders to be held on April 27, 2004 (the "Proxy Statement") and (3) the section entitled "Board Structure and Compensation - Code of Business Conduct and Ethics" in the Proxy Statement. The Company intends to file the Proxy Statement within 120 days after the end of its fiscal year.

        If the Company makes any amendments to the Code of Business Conduct and Ethics other than technical, administrative, or other non-substantive amendments, or grants any waivers, including implicit waivers, from a provision of this Code to the Company's chief executive officer, chief financial officer or controller, the Company will disclose the nature of the amendment or waiver, its effective date and to whom it applies in a report on Form 8-K filed with the Securities and Exchange Commission.

ITEM 11. EXECUTIVE COMPENSATION

        No compensation has been paid by the Company to the executive officers or directors of the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

        The Company had no equity compensation plans as of December 31, 2003. As of December 31, 2003, the Company had not issued any stock, had no assets, and had not conducted operations other than of an organizational nature.

        The information required by this item regarding security ownership of certain beneficial owners and management is incorporated by reference to the section entitled "Stock Ownership of Certain Beneficial Owners and Management" in the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        None. As of December 31, 2003, the Company had not issued any stock, had no assets, and had not conducted any operations other than of an organizational nature. Notwithstanding the above, the information required by this item with respect to the Bank is incorporated by reference to the section entitled "Summary Compensation Table - Certain Transactions and Compensation Arrangements" in the Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information required by this item is incorporated by reference to the section entitled "Board Structure and Compensation - Independent Auditor Fees" in the Proxy Statement.






                                     --4--

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

        (a) The following documents are filed as a part of this Annual Report on Form 10-K:

                (1) None. As of December 31, 2003, the Company had not issued any stock, had no assets and had not conducted any operations other than of an organizational nature.

                (2) None. As of December 31, 2003, the Company had not issued any stock, had no assets and had not conducted any operations other than of an organizational nature.

                (3) The Exhibits listed in the Index to Exhibits, which appears immediately following the signature page and is incorporated herein by reference, are filed as a part of this Annual Report on Form 10-K.

        (b) Reports on Form 8-K.

        The Company filed no Current Reports on Form 8-K to the Securities and Exchange Commission during the last fiscal quarter of the period covered by this report.




                                     --5--

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 CHEVIOT FINANCIAL CORP.


                                 By: /s/ THOMAS J. LINNEMAN
                                     -------------------------------------------

                                                 THOMAS J. LINNEMAN
                                       PRESIDENT AND CHIEF EXECUTIVE OFFICER
                                                   AND DIRECTOR

March 24, 2004

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



                Signature                                         Title                               Date
-------------------------------------------   ----------------------------------------------   -------------------
By:   /s/ THOMAS J. LINNEMAN                     President and Chief Executive Officer,           March 24, 2003
      -------------------------------------                    Director

      Thomas J. Linneman

By:   /s/ SCOTT T. SMITH                                  Chief Financial Officer                 March 24, 2003
      -------------------------------------     (principal financial officer and principal
                                                           accounting officer)
      Scott T. Smith

By:   /s/ GERHARD H. HILLMANN*                                   Director                         March 24, 2003
      -------------------------------------

      Gerhard H. Hillmann

By:   /s/ EDWARD L. KLEEMEIER*                                   Director                         March 24, 2003
      -------------------------------------

      Edward L. Kleemeier

By:   /s/ JOHN T. SMITH*                                         Director                         March 24, 2003
      -------------------------------------

      John T. Smith

By:   /s/ ROBERT THOMAS*                                         Director                         March 24, 2003
      -------------------------------------

      Robert Thomas

By:   /s/ JAMES E. WILLIAMSON*                                   Director                         March 24, 2003
      -------------------------------------

      James E. Williamson


      * /s/ Scott T. Smith
       ------------------------------------
       Scott T. Smith, as attorney-in-fact

                                     --6--


                                                           INDEX TO EXHIBITS
   EXHIBIT
    NUMBER                                                           DESCRIPTION
--------------- --------------------------------------------------------------------------------------------------------------------
     2*         Plan of Reorganization and Stock Offering, as amended (incorporated by reference to Exhibit 2 to Pre-Effective
                Amendment No. 4 to the Company's Registration Statement on Form S-1 (Registration No: 333-106663) filed with the
                Securities and Exchange Commission on November 3, 2003).
     3.1*       Charter of Cheviot Financial Corp. (incorporated herein by reference to Exhibit 3.1 to the Company's Registration
                Statement on Form S-1 (Registration No.: 333-106663) filed with the Securities and Exchange Commission on June 30,
                2003).
     3.2*       Bylaws of Cheviot Financial Corp. (incorporated herein by reference to Exhibit 3.2 to the Company's Registration
                Statement on Form S-1 (Registration No.: 333-106663) filed with the Securities and Exchange Commission on June 30,
                2003).
     10.1*      Form of Employment Agreement with Thomas J. Linneman (incorporated herein by reference to Exhibit 10.1 to
                Pre-Effective Amendment No. 1 to the Company's Registration Statement on Form S-1 (Registration No.: 333-106663)
                filed with the Securities and Exchange Commission on September 2, 2003).
     10.2*      Form of Change of Control Severance Agreement with Kevin M. Kappa (incorporated herein by reference to Exhibit 10.2 to Pre-Effective Amendment No. 1 to the Company's Registration Statement on Form S-1 (Registration No.: 333-106663)
                filed with the Securities and Exchange Commission on September 2, 2003).
     10.3*      Form of Change of Control Severance Agreement with Jeffrey J. Lenzer (incorporated herein by reference to Exhibit
                10.3 to Pre-Effective Amendment No. 1 to the Company's Registration Statement on Form S-1 (Registration No.:
                333-106663) filed with the Securities and Exchange Commission on September 2, 2003).
     10.4.1*    Cheviot Savings Bank Directors Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.4 to the
                Company's Registration Statement on Form S-1 (Registration No.: 333-106663) filed with the Securities and Exchange
                Commission on June 30, 2003).
     10.4.2     Amended and Restated Cheviot Savings Bank Deferred Compensation Plan
     10.5*      Form of Tax Allocation Agreement between the Company and Cheviot Savings Bank (incorporated herein by reference to
                Exhibit 10.5 to Pre-Effective Amendment No. 1 to the Company's Registration Statement on Form S-1 (Registration
                No.: 333-106663) filed with the Securities and Exchange Commission on September 2, 2003).
     10.6*      Form of Expense Allocation Agreement between the Company and Cheviot Savings Bank (incorporated herein by reference to Exhibit 10.6 to Pre-Effective Amendment No. 1 to the Company's Registration Statement on Form S-1 (Registration
                No.: 333-106663) filed with the Securities and Exchange Commission on September 2, 2003).
     10.7.1*    Cheviot Building and Loan Co. 401(k) Retirement Savings Plan and Trust (incorporated herein by reference to Exhibit
                4.1 to the Company's Registration Statement on Form S-8 (Registration No.: 333-113919) filed with the Securities and
                Exchange Commission on March 25, 2004).
     10.7.2*    Amendment to Cheviot Savings Bank 401(k) Retirement Savings Plan effective November 20, 2003 (incorporated herein by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-8 (Registration No.: 333-113919) filed with the Securities and Exchange Commission on March 25, 2004).
     14         Code of Business Conduct and Ethics
     21         Subsidiaries of the Registrant
     23         Consent of Grant Thornton LLP
     24         Powers of Attorney
     31.1       Certification of Principal Executive Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As
                Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
     31.2       Certification of Principal Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As
                Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
     32.1       Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906
                of the Sarbanes-Oxley Act of 2002
     32.2       Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906
                of the Sarbanes-Oxley Act of 2002
     99.1       Financial Statements of Cheviot Savings Bank as of December 31, 2003 and March 31, 2003 and 2002 and for the nine month periods ended December 31, 2003 and 2002 and the years ended March 31, 2003, 2002 and 2001.
     99.2       Management's Discussion and Analysis of the Financial Statements of Cheviot Savings Bank and certain statistical data.

* Previously filed.

                                                                      --7--