Form 10-Q
period 2004-03-31
CHEVIOT FINANCIAL CORP
filed 2004-05-14
CIK 1248124

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the quarterly period ended               March 31, 2004
                                ----------------------------------------

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the transition period from ____________ to _______________

Commission File No. 0-50529

                             CHEVIOT FINANICAL CORP.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Federal                                            56-2423720
-------------------------------                          ----------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                           Identification Number)


                  3723 Glenmore Avenue, Cincinnati, Ohio 45211
--------------------------------------------------------------------------------
                     (Address of principal executive office)

Registrant's telephone number, including area code: (513) 661-0457

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]        No  [ ]

Indicated by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ]        No  [X]

As of May 12, 2004, the latest practicable date, 9,918,751 shares of the registrant's common stock, $.01 par value, were issued and outstanding.

                                      INDEX

                                                                        Page
                                                                        ----

PART I   -   FINANCIAL INFORMATION

             Consolidated Statements of Financial Condition              3

             Consolidated Statements of Operations                       4

             Consolidated Statements of Cash Flows                       5

             Notes to Consolidated Financial Statements                  7

             Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations                                                  9

             Controls and Procedures                                    12

PART II  -   OTHER INFORMATION                                          13

SIGNATURES                                                              15


                                             CHEVIOT FINANCIAL CORP.

                                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                        (In thousands, except share data)


                                                                                    MARCH 31,        DECEMBER 31,
         ASSETS                                                                          2004                2003
Cash and due from banks                                                            $    3,248          $    3,979
Federal funds sold                                                                     21,499              69,267
Interest-bearing deposits in other financial institutions                              12,035              10,530
                                                                                     --------            --------
         Cash and cash equivalents                                                     36,782              83,776

Investment securities held to maturity:
  U.S. Government and agency obligations - at cost, approximate market value of $19,118 and $17,044 at March 31, 2004
    and December 31, 2003, respectively                                                19,030              17,035
  Municipal obligations - at cost, approximate market value of
    $104 and $103 at March 31, 2004 and December 31, 2003, respectively                   100                 100
Mortgage-backed securities held to maturity - at cost, approximate market value of $24,506 and $21,808 at March 31, 2004 and
  December 31, 2003, respectively                                                      24,378              21,804
Loans receivable - net                                                                186,083             186,424
Loans held for sale - at lower of cost or market                                           71                 429
Real estate acquired through foreclosure - net                                             46                  46
Office premises and equipment - at depreciated cost                                     2,890               2,910
Federal Home Loan Bank stock - at cost                                                  2,820               2,792
Accrued interest receivable on loans                                                      664                 655
Accrued interest receivable on mortgage-backed securities                                  73                  71
Accrued interest receivable on investments and interest-bearing deposits                  149                 195
Prepaid expenses and other assets                                                         405               1,162
                                                                                     --------            --------

         Total assets                                                                $273,491            $317,399
                                                                                     ========            ========

         LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits                                                                             $186,810            $267,927
Advances from the Federal Home Loan Bank                                                8,847               9,206
Advances by borrowers for taxes and insurance                                             586                 922
Accounts payable and other liabilities                                                    615                 901
Accrued federal income taxes                                                              310                 259
Deferred federal income taxes                                                              97                 317
                                                                                     --------            --------
         Total liabilities                                                            197,265             279,532

Shareholders' equity
  Preferred stock - authorized 5,000,000 shares, $.01 par value; none issued               -                   -
  Common stock - authorized 30,000,000 shares, $.01 par value;
    9,918,751 shares issued and outstanding at March 31, 2004                              99                  -
  Additional paid-in capital                                                           42,746                  -
  Shares acquired by employee stock ownership plan                                     (3,571)                 -
  Retained earnings - restricted                                                       36,952              37,867
                                                                                     --------            --------

         Total shareholders' equity                                                    76,226              37,867
                                                                                     --------            --------

         Total liabilities and shareholders' equity                                  $273,491            $317,399
                                                                                     ========            ========

See accompanying notes to consolidated financial statements.

                                                           3

                                     CHEVIOT FINANCIAL CORP.

                              CONSOLIDATED STATEMENTS OF OPERATIONS

                              For the three months ended March 31,
                              (In thousands, except per share data)


                                                                             2004         2003
Interest income
  Loans                                                                    $2,716       $2,945
  Mortgage backed securities                                                  175          243
  Investment securities                                                       113           98
  Interest-bearing deposits and other                                          81           65
                                                                           ------       ------
         Total interest income                                              3,085        3,351

Interest expense
  Deposits                                                                    844        1,162
  Borrowings                                                                  105          126
                                                                           ------       ------
         Total interest expense                                               949        1,288
                                                                           ------       ------

         Net interest income                                                2,136        2,063

Provision for losses on loans                                                   -          260
                                                                           ------       ------

         Net interest income after provision for
           losses on loans                                                  2,136        1,803

Other income
  Gain on sale of loans                                                        33           11
  Loss on sale of real estate acquired through foreclosure                     -            (8)
  Other operating                                                              43          148
                                                                           ------       ------
         Total other income                                                    76          151

General, administrative and other expense
  Employee compensation and benefits                                          805          874
  Occupancy and equipment                                                     111           84
  Data processing                                                              66           58
  Property, payroll and other taxes                                           171          156
  Legal and professional                                                       72           47
  Advertising                                                                  39           36
  Charitable contribution                                                   1,500            -
  Other operating                                                             108           96
                                                                           ------       ------
         Total general, administrative and other expense                    2,872        1,351
                                                                           ------       ------

         Earnings (loss) before federal income taxes                         (660)         603

Federal income taxes
  Current                                                                     252          759
  Deferred                                                                   (220)        (550)
                                                                           ------       ------
         Total federal income taxes                                            32          209
                                                                           ------       ------

         NET EARNINGS (LOSS)                                               $ (692)      $  394
                                                                           ======       ======

         EARNINGS (LOSS) PER SHARE
           Basic                                                           $ (.07)         N/A
                                                                           ======       ======

           Diluted                                                            N/A          N/A
                                                                           ======       ======

See accompanying notes to consolidated financial statements.

                                              4


                                          CHEVIOT FINANCIAL CORP.

                                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   For the three months ended March 31,
                                              (In thousands)

                                                                                 2004           2003
Cash flows from operating activities:
  Net earnings (loss) for the period                                            $  (692)      $   394
  Adjustments to reconcile net earnings (loss) to net cash
  provided by (used in) operating activities:
    Amortization of premiums and discounts on investment
      and mortgage-backed securities, net                                            49            12
    Depreciation                                                                     58            56
    Amortization of deferred loan origination (fees) costs - net                      7           (60)
    Proceeds from sale of loans in the secondary market                           1,448           372
    Loans originated for sale in the secondary market                            (1,081)         (470)
    Gain on sale of loans                                                           (34)          (11)
    Federal Home Loan Bank stock dividends                                          (28)          (27)
    Provision for losses on loans                                                    -            260
    Increase (decrease) in cash due to changes in:
      Accrued interest receivable on loans                                           (9)          (36)
      Accrued interest receivable on mortgage-backed securities                      (2)           20
      Accrued interest receivable on investments and interest-
        bearing deposits                                                             46           121
      Prepaid expenses and other assets                                             757          (184)
      Accounts payable and other liabilities                                       (286)         (102)
      Federal income taxes
        Current                                                                      51           685
        Deferred                                                                   (220)         (550)
                                                                                -------       -------
         Net cash provided by operating activities                                   64           480

Cash flows provided by (used in) investing activities:
  Principal repayments on loans                                                   9,585        13,981
  Loan disbursements                                                             (9,226)      (17,276)
  Purchase of U.S. Government and agency obligations                            (16,015)       (2,000)
  Proceeds from maturity of U.S. Government and agency obligations               14,000         7,000
  Purchase of mortgage-backed securities                                         (3,933)            -
  Principal repayments on mortgage-backed securities                              1,330         2,166
  Additions to real estate acquired through foreclosure                               -            16
  Purchase of office premises and equipment                                         (38)          (34)
                                                                                -------       -------
         Net cash provided by (used in) investing activities                     (4,297)        3,853

Cash flows provided by (used in) financing activities:
  Net increase (decrease) in deposits                                           (81,117)        1,426
  Repayments on Federal Home Loan Bank advances                                    (359)         (424)
  Advances by borrowers for taxes and insurance                                    (336)         (306)
  Proceeds from issuance of common stock                                         39,274            -
  Dividends paid on common stock                                                   (223)           -
                                                                                -------       -------
         Net cash provided by (used in) financing activities                    (42,761)          696
                                                                                -------       -------

Net increase (decrease) in cash and cash equivalents                            (46,994)        5,029

Cash and cash equivalents at beginning of period                                 83,776        19,379
                                                                                -------       -------

Cash and cash equivalents at end of period                                      $36,782       $24,408
                                                                                =======       =======

                                                     5

                                        CHEVIOT FINANCIAL CORP.

                           CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                                 For the three months ended March 31,
                                            (In thousands)


                                                                                2004        2003
Supplemental disclosure of cash flow information:
   Cash paid during the period for:
    Federal income taxes                                                        $200       $   75
                                                                                ====       ======

    Interest on deposits and borrowings                                         $949       $1,288
                                                                                ====       ======








See accompanying notes to consolidated financial statements.

                                                  6

                             CHEVIOT FINANCIAL CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               For the three months ended March 31, 2004 and 2003


1.   BASIS OF PRESENTATION

MUTUAL TO STOCK CONVERSION. For the three month period ended March 31, 2003, Cheviot Savings Bank (the "Savings Bank") operated as a state-chartered mutual financial institution. On June 24, 2003, the Board of Directors of the Savings Bank adopted a Plan of Reorganization (the "Plan" or the "Reorganization") pursuant to which the Savings Bank reorganized into a two-tier mutual holding company structure with the establishment of a stock holding company, Cheviot Financial Corp. ("Cheviot Financial" or the "Corporation"), as parent of the Savings Bank, and the Savings Bank converted to the stock form of ownership, followed by the issuance of all the Savings Bank's outstanding stock to Cheviot Financial Corp. The Reorganization was completed effective January 5, 2004. Pursuant to the Plan, Cheviot Financial Corp. sold 4,388,438 common shares, representing approximately 44% of the outstanding common stock, at $10.00 per share, to the Savings Bank's depositors and a newly formed Employee Stock Ownership Plan ("ESOP"). In addition, 75,000 shares, or approximately one percent of the outstanding shares, were issued to a charitable foundation established by Cheviot Savings Bank. Cheviot Mutual Holding Company was organized as a federally chartered mutual holding company and owns 55.0% of the outstanding common stock of Cheviot Financial Corp. Cheviot Financial Corp. issued 9,918,751 common shares, which resulted in proceeds, net of offering costs, of approximately $39.3 million.

The accompanying unaudited financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. Accordingly, these financial statements should be read in conjunction with the financial statements and notes thereto of the Company for the year ended December 31, 2003. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the financial statements have been included. The results of operations for the three month period ended March 31, 2004, are not necessarily indicative of the results which may be expected for the entire year.

2.   PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements as of and for the three months ended March 31, 2004, include the accounts of the Corporation and its wholly-owned subsidiary, the Savings Bank. All significant intercompany items have been eliminated. The accompanying financial statements as of December 31, 2003 and for the three months ended March 31, 2003, are comprised of the Savings Bank only.

3.   EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share is computed based upon the weighted-average common shares outstanding during the period less shares in the ESOP that are unallocated and not committed to be released. Weighted-average common shares deemed outstanding, which gives effect to 357,075 unallocated ESOP shares, totaled 9,561,676 for the three month period ended March 31, 2004.

Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common share equivalents. The Company had no dilutive or potentially dilutive securities during the period ended March 31, 2004.

The provisions of SFAS No. 128, "Earnings Per Share," are not applicable to the three month period ended March 31, 2003, as the Savings Bank had not completed its conversion to stock form until January 5, 2004.

                             CHEVIOT FINANCIAL CORP.

               For the three months ended March 31, 2004 and 2003


4.   EFFECTS OF RECENT ACCOUNTING PRONOUNCEMENTS

In December 2003, the Financial Accounting Standards Board (the "FASB") issued FASB Interpretation No. 46(R) ("FIN 46(R)"), "Consolidation of Variable Interest Entities." FIN 46(R) requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns, or both. FIN 46(R) also requires disclosures about variable interest entities that a company is not required to consolidate, but in which it has a significant variable interest. The consolidation requirements of FIN 46(R) apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements of FIN 46(R) apply to existing entities in the first fiscal year ending after December 15, 2004. The Corporation does not have any variable interest entities; therefore, the adoption of FIN 46(R) had no material effect on the Corporation's financial statements.

                             CHEVIOT FINANCIAL CORP.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


DISCUSSION OF FINANCIAL CONDITION CHANGES FROM DECEMBER 31, 2003 TO MARCH 31,
2004

At March 31, 2004, Cheviot Financial had total assets of $273.5 million, a decrease of $43.9 million, or 13.8%, from the $317.4 million total at December 31, 2003. The decrease in total assets resulted primarily from cash refunds to subscribers for over-subscribed and unfulfilled stock orders. The Corporation completed its initial public offering on January 5, 2004.

Cash, federal funds sold and interest-bearing deposits in other financial institutions totaled $36.8 million at March 31, 2004, a decrease of $47.0 million, or 56.1%, from the $83.8 million total at December 31, 2003. The cash and cash equivalents total at December 31, 2003, included funds received for stock subscription orders in December 2003. The Corporation's stock offering was oversubscribed and in January 2004, approximately $36.1 million was refunded for unfulfilled stock orders. Investment securities totaled $19.1 million at March 31, 2004, an increase of $2.0 million, or 11.6%, over the $17.1 million total at December 31, 2003. During the three months ended March 31, 2004, investment securities purchases consisted of $16.0 million of U.S. Government agency obligations, which were offset by $14.0 million of maturities. All of our investment securities are classified as held to maturity.

Mortgage-backed securities totaled $24.4 million at March 31, 2004, an increase of $2.6 million, or 11.8%, over the $21.8 million total at December 31, 2003. The increase in mortgage-backed securities was due primarily to $3.9 million of purchases, which were partially offset by principal prepayments and repayments totaling $1.3 million. All mortgage-backed securities are classified as held to maturity.

Loans receivable, including loans held for sale, totaled $186.2 million at March 31, 2004, a decrease of $699,000, or .4%, from December 31, 2003. The decrease resulted from loan repayments of $9.6 million and loan sales of $1.4 million, which were offset by loan disbursements of $10.3 million.

At both March 31, 2004 and December 31, 2003, the allowance for loan losses totaled $768,000, or 0.41% of net loans. In determining the allowance for loan losses at any point in time, management and the board of directors apply a systematic process focusing on the risk of loss in the portfolio. First, the loan portfolio is segregated by loan types to be evaluated collectively and loan types to be evaluated individually. Delinquent multi-family and commercial loans are evaluated individually for potential impairments in their carrying value. The analysis resulted in no additional provision to the allowance at March 31, 2004.

Second, the allowance for loan losses entails utilizing our historic loss experience by applying such loss percentage to the loan types to be collectively evaluated in the portfolio. This segment of the loss analysis resulted in assigning no additional allowance at March 31, 2004. The analysis of the allowance for loan losses requires an element of judgment and is subject to the possibility that the allowance may need to be increased, with a corresponding reduction in earnings. To the best of management's knowledge, all known and inherent losses that are probable and that can be reasonably estimated have been recorded at March 31, 2004.

Non-performing and impaired loans totaled $461,000 at March 31, 2004, compared to $462,000 at December 31, 2003. At March 31, 2004, nonperforming and impaired loans were comprised of loans secured by one-to four family residential real estate totaling $135,000 and loans secured by multi-family and non-residential real estate totaling $326,000. The allowance for loan losses represented 166.5% and 166.2% of non-performing and impaired loans at March 31, 2004 and December 31, 2003, respectively. Although management believes that its allowance for loan losses conforms with generally accepted accounting principles based upon the available facts and circumstances, there can be no assurance that additions to the allowance will not be necessary in future periods, which would adversely affect our results of operations.

                             CHEVIOT FINANCIAL CORP.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


DISCUSSION OF FINANCIAL CONDITION CHANGES FROM DECEMBER 31, 2003 TO MARCH 31, 2004 (CONTINUED)

Deposits totaled $186.8 million at March 31, 2004, a decrease of $81.1 million, or 30.3%, from the $267.9 million total at December 31, 2003. The decrease was comprised of a $72.2 million decrease in NOW accounts, primarily representing funds received for stock subscription orders and a $4.2 million decrease in certificates of deposit. Upon consummation of the stock offering on January 5, 2004, the Savings Bank refunded approximately $36.1 million for over-subscribed stock subscription orders. Advances from the Federal Home Loan Bank of Cincinnati decreased by $359,000, or 3.9%, to a total of $8.8 million at March 31, 2004.

Shareholders' equity totaled $76.2 million at March 31, 2004, a $38.4 million, or 101.3%, increase over December 31, 2003. The increase resulted from the $39.3 million of proceeds (net of $1.7 million of offering costs and recognition of required contributions to the employee stock ownership plan) from the conversion to the mutual holding company structure. This increase was partially offset by the net loss during the period of $692,000 and dividends paid of $223,000. Approximately $960,000 of offering costs were included within other assets at December 31, 2003.

Cheviot Savings Bank is required to maintain minimum regulatory capital pursuant to federal regulations. At March 31, 2004, the Savings Bank's regulatory capital substantially exceeded all minimum regulatory capital requirements.


COMPARISON OF OPERATING RESULTS FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2004 AND 2003

GENERAL

The Corporation's net loss for the three months ended March 31, 2004 amounted to $692,000, a decrease of $1.1 million, compared to the $394,000 in net earnings reported for the three month period ended March 31, 2003. The decrease in net earnings was due primarily to the recognition of $1.5 million in expense related to the contribution to the Cheviot Savings Bank Charitable Foundation. As discussed in the Corporation's offering circular, management elected to contribute $1.5 million to the newly-formed charitable foundation, comprised of $750,000 in cash contributed by Cheviot Savings Bank and 75,000 shares of Cheviot Financial Corp. common stock, or $750,000, contributed by the Corporation. Excluding the $1.2 million after-tax effects of the contribution, the Corporation's net earnings for the three month period ended March 31, 2004 amounted to $553,000, an increase of $169,000, or 44.0%, over the same quarter in 2003. This increase was due primarily to a $73,000 increase in net interest income and a $260,000 decrease in the provision for losses on loans, which were partially offset by a $75,000 decrease in other income and a $78,000 increase in the provision for federal income taxes. Cheviot Financial management believes that presentation of financial results exclusive of the one-time expense for the charitable contribution provides the users of the financial statements with an additional and useful comparison of the Corporation's current results of operations with past and future periods.

NET INTEREST INCOME

Total interest income amounted to $3.1 million for the three-month period ended March 31, 2004, a decrease of $266,000, or 7.9%, from the same period in 2003. Interest income on loans totaled $2.7 million during the 2004 period, a decrease of $229,000, or 7.8%, from the 2003 period. This decline was due primarily to a 65 basis point decrease in the weighted-average yield, to 5.79% for the 2004 period, which was partially offset by a $4.7 million, or 2.6%, increase in the average balance of loans outstanding.

                             CHEVIOT FINANCIAL CORP.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


COMPARISON OF OPERATING RESULTS FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2004 AND 2003 (CONTINUED)

NET INTEREST INCOME (CONTINUED)

Interest income on investment securities increased by $15,000, or 15.3%, for the three months ended March 31, 2004, compared to the same quarter in 2003, due primarily to a $19.9 million, or 189.6%, increase in the average balance outstanding, which was partially offset by a 225 basis point decrease in the average yield, to 1.48% in the 2004 quarter. Interest income on mortgage-backed securities decreased by $68,000, or 28.0%, due primarily to a 111 basis point decrease in the average yield year to year. Interest income on other interest-bearing deposits increased by $16,000, or 24.6%, during the three months ended March 31, 2004, due primarily to an increase in the average balance of $8.4 million, compared to the same period in 2003, partially offset by a 22 basis point decrease in the weighted-average yield, to 1.22% for the three months ended March 31, 2004.

Interest expense totaled $949,000 for the three month period ended March 31, 2004, a decrease of $339,000, or 26.3%, from the $1.3 million total recorded for the same period in 2003. Interest expense on deposits decreased by $318,000, or 27.4%, due primarily to a 62 basis point decrease in the weighted-average cost of deposits, to 1.80% in the 2004 period and a $4.9 million, or 2.6%, decline in the weighted-average balance outstanding. Interest expense on borrowings decreased by $21,000, or 16.7%, due primarily to a $1.9 million, or 17.8%, decrease in the average balance outstanding. The decreases in the level of yields on interest-earning assets and costs of interest-bearing liabilities were due primarily to the overall decrease in interest rates in the economy during 2003.

PROVISION FOR LOSSES ON LOANS

As a result of an analysis of historical experience, the volume and type of lending conducted by the Savings Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Savings Bank's market area, and other factors related to the collectibility of the Savings Bank's loan portfolio, management concluded that the allowance for loan losses was adequate, and therefore, elected not to record a provision for losses on loans for the three-month period ended March 31, 2004, compared to a $260,000 provision recorded for the three-month period ended March 31, 2003. The prior period provision was predicated primarily upon growth in the loan portfolio and management's perception of the risk prevalent in the economy. There can be no assurance that the loan loss allowance will be sufficient to cover losses on nonperforming assets in the future.

OTHER INCOME

Other income totaled $76,000 for the three month period ended March 31, 2004, a decrease of $75,000, or 49.7%, compared to the same quarter in 2003, due primarily to a $105,000 decrease in other operating income, partially offset by a $22,000 increase in the gain on sale of loans and the effects of an $8,000 loss on sale of real estate acquired through foreclosure in the 2003 quarter. The decrease in other operating income reflects the Corporation's $110,000 settlement received in the 2003 quarter from a lawsuit related to a real estate owned parcel. The increase in gain on sale of loans was due primarily to an increase in sales volume.

GENERAL, ADMINISTRATIVE AND OTHER EXPENSE

General, administrative and other expense totaled $2.9 million for the three months ended March 31, 2004, an increase of $1.5 million, or 112.6%, compared to the same quarter in 2003. This increase was due primarily to the $1.5 million contribution to the Cheviot Savings Bank Charitable Foundation, a $27,000, or 32.1%,
increase in occupancy and equipment expense and a $25,000, or 53.2%, increase in legal and professional expense, which were partially offset by a $69,000, or 7.9%, decrease in employee compensation and benefits. The increase in occupancy

                             CHEVIOT FINANCIAL CORP.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


COMPARISON OF OPERATING RESULTS FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2004 AND 2003 (CONTINUED)

GENERAL, ADMINISTRATIVE AND OTHER EXPENSE (CONTINUED)

and equipment was due to rent and occupancy costs at the new loan production office in Mason, Ohio and increases in utilities costs and repairs expenses at several of the Savings Bank's office locations. The increase in professional fees was due primarily to costs associated with changing the Corporation's reporting year end to December 31 and expenses associated with the reporting requirements of a public company, including Nasdaq fees of approximately $15,000. The decrease in employee compensation and benefits was due primarily to a decrease in expense related to the directors deferred compensation plan of $224,000, partially offset by expense related to the employee stock ownership plan of $119,000, staffing increases related to the new Mason loan production office and normal merit increases.

FEDERAL INCOME TAXES

The Corporation recorded a $32,000 provision for federal income taxes for the three months ended March 31, 2004, a decrease of $177,000, or 84.7%, from the same quarter in 2003, due primarily to a $1.3 million, or 211.3%, decrease in pre-tax earnings. The Corporation did not record a tax benefit on the charitable contribution of 75,000 shares of its common stock, totaling $750,000, to the Cheviot Savings Bank Charitable Foundation. Management does not anticipate such contribution to be deductible for federal income tax purposes for at least the next two years. The effective tax rate was 34.0% for each of the three month periods ended March 31, 2004 and 2003, excluding the effects of the nondeductible charitable contribution.


ITEM 3    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change in the Corporation's market risk since the Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2003.


ITEM 4    CONTROLS AND PROCEDURES

The Corporation's Chief Executive Officer and Chief Financial Officer evaluated the disclosure controls and procedures (as defined under Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this quarterly report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Corporation's disclosure controls and procedures are effective.

There were no significant changes in the Corporation's internal controls or in other factors that could materially affect, or could reasonably be likely to materially affect, these controls subsequent to the date of their evaluation by the Corporation's Chief Executive Officer and Chief Financial Officer, including any corrective actions with regard to material deficiencies and weaknesses.

                             CHEVIOT FINANCIAL CORP.

                                     PART II


ITEM 1.   LEGAL PROCEEDINGS

          Not applicable

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

          Not applicable

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

                  Not applicable

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          On April 27, 2004, the Corporation held its Annual Meeting of Shareholders. Two matters were submitted to the shareholders for a vote. The shareholders elected two directors to terms expiring in 2007 by the following votes:

                                               FOR                WITHHELD

          James E. Williamson                  9,065,045           109,034
          Edward L. Kleemeier                  9,125,625            48,454

          The shareholders also ratified the selection of Grant Thornton LLP as the Company's auditors for the 2004 fiscal year by the following vote:

                For: 9,062,944        Against: 105,593       Abstain: 5,542

ITEM 5.   OTHER INFORMATION

          None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K


          (a)  Exhibits:

                 3.1*      Charter of Cheviot Financial Corp. (incorporated herein by reference to Exhibit 3.1 to the Corporation's Registration Statement on Form S-1
                           (Registration No.: 333-106663) filed with the Securities and Exchange
                           Commission on June 30, 2003).
                 3.2*      Bylaws of Cheviot Financial Corp. (incorporated herein by reference to
                           Exhibit 3.2 to the Corporation's Registration Statement on Form S-1
                           (Registration No.: 333-106663) filed with the Securities and Exchange
                           Commission on June 30, 2003).
                 10.1*     Form of Employment Agreement with Thomas J. Linneman (incorporated herein by reference to Exhibit 10.1 to Pre-Effective Amendment No. 1 to the
                           Corporation's Registration Statement on Form S-1 (Registration No.:
                           333-106663) filed with the Securities and Exchange Commission on
                           September 2, 2003).
                 10.2*     Form of Change of Control Severance Agreement with Kevin M. Kappa
                           (incorporated herein by reference to Exhibit 10.2 to Pre-Effective
                           Amendment No. 1 to the Corporation's Registration Statement on Form S-1
                           (Registration  No.: 333-106663) filed with the Securities and Exchange
                           Commission on September 2, 2003).

                             CHEVIOT FINANCIAL CORP.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K (continued)


          (a) Exhibits:

               10.3*        Form of Change of Control Severance Agreement with Jeffrey J. Lenzer
                            (incorporated herein by reference to Exhibit 10.3 to Pre-Effective
                            Amendment No. 1 to the Corporation's Registration Statement on Form
                            S-1 (Registration No.: 333-106663) filed with the Securities and
                            Exchange Commission on September 2, 2003).
               10.4.1*      Cheviot Savings Bank Directors Deferred Compensation Plan (incorporated herein by reference to Exhibit 10.4 to the Corporation's Registration
                            Statement on Form S-1 (Registration No.: 333-106663) filed with the
                            Securities and Exchange Commission on June 30, 2003).
               10.4.2*      Amended and Restated Cheviot Savings Bank Deferred Compensation Plan
                            (incorporated herein by reference to Exhibit 14 to the Corporation's
                            Annual Report on Form 10-K filed with the Securities and Exchange
                            Commission on March 25, 2004).
               10.5*        Form of Tax Allocation Agreement between the Corporation and Cheviot
                            Savings Bank (incorporated herein by reference to Exhibit 10.5 to
                            Pre-Effective Amendment No. 1 to the Corporation's Registration Statement
                            on Form S-1 (Registration No.: 333-106663) filed with the Securities and
                            Exchange Commission on September 2, 2003).
               10.6*        Form of Expense Allocation Agreement between the Corporation and Cheviot
                            Savings Bank (incorporated herein by reference to Exhibit 10.6 to
                            Pre-Effective Amendment No. 1 to the Corporation's Registration Statement
                            on Form S-1 (Registration No.: 333-106663) filed with the Securities and
                            Exchange Commission on September 2, 2003).
               10.7.1*      Cheviot Building and Loan Co. 401(k) Retirement Savings Plan (incorporated herein by reference to Exhibit 4.1 to the Corporation's Registration Statement
                            on Form S-8 (Registration No.: 333-113919) filed with the Securities and
                            Exchange Commission on March 25, 2004).
               10.7.2*      Amendment to Cheviot Savings Bank 401(k) Retirement Savings Plan effective
                            November 20, 2003 (incorporated herein by reference to Exhibit 4.2 to the
                            Corporation's Registration Statement on Form S-8 (Registration No.: 333-113919)
                            filed with the Securities and Exchange Commission on March 25, 2004).
               31.1         Certification of Principal Executive Officer Pursuant to Rule 13a-14 of the
                            Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the
                            Sarbanes-Oxley Act of 2002.
               31.2         Certification of Principal Financial Officer Pursuant to Rule 13a-14 of the
                            Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the
                            Sarbanes-Oxley Act of 2002.
               32.1         Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350,
                            as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
               32.2         Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350,
                            as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

               * Previously filed.

          (b) No Form 8-K reports were filed during the quarter.

                             CHEVIOT FINANCIAL CORP.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date:   May 14, 2004                    By:  /s/Thomas J. Linneman
       --------------------------            -----------------------------------
                                             Thomas J. Linneman
                                             President and Chief Executive
                                             Officer



Date:   May 14, 2004                    By:  /s/Scott T. Smith
       --------------------------            -----------------------------------
                                             Scott T. Smith
                                             Chief Financial Officer