Form 10-Q
period 2004-06-30
CHEVIOT FINANCIAL CORP
filed 2004-08-04
CIK 1248124

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

(Mark One)

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                June 30, 2004
                                ----------------------------------------

                                       OR

[ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _______________

Commission File No. 0-50529

                             CHEVIOT FINANICAL CORP.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

     Federal                                                 56-2423720
----------------------------------                     ----------------------
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

Yes [   ]         No  [X]

As of August 3, 2004, the latest practicable date, 9,918,751 shares of the registrant's common stock, $.01 par value, were issued and outstanding.

                                      INDEX

                                                                          Page

PART I  - FINANCIAL INFORMATION

            Consolidated Statements of Financial Condition                  3

            Consolidated Statements of Operations                           4

            Consolidated Statements of Cash Flows                           5

            Notes to Consolidated Financial Statements                      7

            Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations                                                      9

            Quantitative and Qualitative Disclosures about
            Market Risk                                                    14

            Controls and Procedures                                        14

PART II  -  OTHER INFORMATION                                              15

SIGNATURES                                                                 17

                             Cheviot Financial Corp.

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                        (In thousands, except share data)

                                                                                           June 30,          December 31,
         ASSETS                                                                              2004                2003
Cash and due from banks                                                                  $    2,067          $    3,979
Federal funds sold                                                                            2,119              69,267
Interest-bearing deposits in other financial institutions                                     7,583              10,530
                                                                                          ---------            --------
         Cash and cash equivalents                                                           11,769              83,776

Investment securities held to maturity:
  U.S. Government and agency obligations - at cost, approximate market value of $28,439 and $17,044 at
    June 30, 2004 and December 31, 2003, respectively                                        29,014              17,035
  Municipal obligations - at cost, approximate market value of
    $101 and $103 at June 30, 2004 and December 31, 2003, respectively                          100                 100
Mortgage-backed securities held to maturity - at cost, approximate market value of $30,155 and $21,808 at June 30, 2004 and
  December 31, 2003, respectively                                                            30,756              21,804
Loans receivable - net                                                                      199,888             186,424
Loans held for sale - at lower of cost or market                                                132                 429
Real estate acquired through foreclosure - net                                                   -                   46
Office premises and equipment - at depreciated cost                                           2,839               2,910
Federal Home Loan Bank stock - at cost                                                        2,848               2,792
Accrued interest receivable on loans                                                            703                 655
Accrued interest receivable on mortgage-backed securities                                        80                  71
Accrued interest receivable on investments and interest-bearing deposits                        270                 195
Prepaid expenses and other assets                                                               370               1,162
                                                                                         ----------           ---------
         Total assets                                                                      $278,769            $317,399

         LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits                                                                                   $183,743            $267,927
Advances from the Federal Home Loan Bank                                                     17,090               9,206
Advances by borrowers for taxes and insurance                                                   341                 922
Accounts payable and other liabilities                                                          788                 901
Accrued federal income taxes                                                                     65                 259
Deferred federal income taxes                                                                   149                 317
                                                                                         ----------          ----------
         Total liabilities                                                                  202,176             279,532

Shareholder's equity
  Preferred stock - authorized 5,000,000 shares, $.01 par value; none issued                     -                   -
  Common stock - authorized 30,000,000 shares, $.01 par value;
    9,918,751 shares issued and outstanding at June 30, 2004                                     99                  -
  Additional paid-in capital                                                                 42,746                  -
  Shares acquired by employee stock ownership plan                                           (3,571)                 -
  Retained earnings - restricted                                                             37,319              37,867
                                                                                           --------            --------
         Total shareholders' equity                                                          76,593              37,867
                                                                                           --------            --------
         Total liabilities and shareholders' equity                                        $278,769            $317,399
                                                                                            =======             =======

See accompanying notes to consolidated financial statements.

                             Cheviot Financial Corp.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                      (In thousands, except per share data)

                                                                          Six months ended             Three months ended
                                                                              June 30,                      June 30,
                                                                         2004         2003              2004         2003
Interest income
  Loans                                                                $5,444       $5,824            $2,728       $2,879
  Mortgage-backed securities                                              367          455               192          212
  Investment securities                                                   323          156               210           58
  Interest-bearing deposits and other                                     133          140                52           75
                                                                       ------       ------           -------      -------
         Total interest income                                          6,267        6,575             3,182        3,224

Interest expense
  Deposits                                                              1,656        2,222               812        1,060
  Borrowings                                                              220          247               115          121
                                                                       ------       ------            ------       ------
         Total interest expense                                         1,876        2,469               927        1,181
                                                                        -----        -----            ------        -----
         Net interest income                                            4,391        4,106             2,255        2,043

Provision for losses on loans                                              -           275                -            15
                                                                        -----       ------             -----      -------
         Net interest income after provision for losses on loans        4,391        3,831             2,255        2,028

Other income
  Gain on sale of loans                                                    33           29                -            18
  Loss on sale of real estate acquired through foreclosure                (13)         (13)               -            (5)
  Other operating                                                          97          198                41           50
                                                                      -------       ------           -------      -------
         Total other income                                               117          214                41           63

General, administrative and other expense
  Employee compensation and benefits                                    1,604        1,412               799          538
  Occupancy and equipment                                                 211          183               100           99
  Property, payroll and other taxes                                       337          307               166          151
  Data processing                                                         119          109                53           51
  Legal and professional                                                  166           97                94           50
  Advertising                                                              78           72                39           36
  Charitable contribution                                               1,500           -                 -            -
  Other operating                                                         257          238               149          142
                                                                       ------       ------            ------       ------
         Total general, administrative and other expense                4,272        2,418             1,400        1,067
                                                                        -----        -----             -----        -----
         Earnings before income taxes                                     236        1,627               896        1,024

Federal income taxes
  Current                                                                 506        1,227               254          468
  Deferred                                                               (168)        (670)               52         (120)
                                                                       ------       ------           -------       ------
         Total federal income taxes                                       338          557               306          348
                                                                       ------       ------            ------       ------
         NET EARNINGS (LOSS)                                          $  (102)      $1,070           $   590      $   676
                                                                       ======        =====            ======       ======
         EARNINGS (LOSS) PER SHARE
           Basic                                                      $  (.01)         N/A           $   .06          N/A
                                                                       ======                         ======
           Diluted                                                        N/A          N/A           $   .06          N/A
                                                                                                      ======

See accompanying notes to consolidated financial statements.

                             Cheviot Financial Corp.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                        For the six months ended June 30,
                                 (In thousands)

                                                                                               2004                2003
Cash flows from operating activities:
  Net earnings (loss) for the period                                                      $    (102)           $  1,070
  Adjustments to reconcile net earnings (loss) to net cash
  provided by (used in) operating activities:
    Amortization of premiums and discounts on investment
      and mortgage-backed securities, net                                                        82                 110
    Depreciation                                                                                116                 112
    Amortization of deferred loan origination (fees) costs - net                                  8                (143)
    Proceeds from sale of loans in the secondary market                                       1,518               1,017
    Loans originated for sale in the secondary market                                        (1,081)               (868)
    Gain on sale of loans                                                                       (33)                (29)
    Loss on sale of real estate acquired through foreclosure                                     13                  -
    Federal Home Loan Bank stock dividends                                                      (56)                (54)
    Provision for losses on loans                                                                -                  275
    Increase (decrease) in cash due to changes in:
      Accrued interest receivable on loans                                                      (48)                (51)
      Accrued interest receivable on mortgage-backed securities                                  (9)                 32
      Accrued interest receivable on investments and interest-
        bearing deposits                                                                        (75)                124
      Prepaid expenses and other assets                                                         792                (278)
      Accounts payable and other liabilities                                                   (113)                232
      Federal income taxes
        Current                                                                                (194)                342
        Deferred                                                                               (168)               (670)
                                                                                           --------            --------
         Net cash provided by operating activities                                              650               1,221

Cash flows provided by (used in) investing activities:
  Principal repayments on loans                                                              22,906              24,469
  Loan disbursements                                                                        (36,485)            (29,399)
  Purchase of U.S. Government and agency obligations                                        (26,012)             (4,101)
  Proceeds from maturity of U.S. Government and agency obligations                           14,000               9,000
  Purchase of mortgage-backed securities                                                    (11,964)                 -
  Principal repayments on mortgage-backed securities                                          2,962               4,597
  Additions to real estate acquired through foreclosure                                          -                   12
  Proceeds from sale of real estate acquired through foreclosure                                 33                  -
  Purchase of office premises and equipment                                                     (44)                (96)
                                                                                          ---------           ---------
         Net cash provided by (used in) investing activities                                (34,604)              4,482

Cash flows provided by (used in) financing activities:
  Net increase (decrease) in deposits                                                       (84,184)              1,087
  Proceeds from FHLB advances                                                                 9,000                  -
  Repayments on Federal Home Loan Bank advances                                              (1,116)             (1,396)
  Advances by borrowers for taxes and insurance                                                (581)               (576)
  Proceeds from issuance of common stock                                                     39,274                  -
  Dividends paid on common stock                                                               (446)                 -
                                                                                           --------             -------
         Net cash used in financing activities                                              (38,053)               (885)
                                                                                             ------            --------
Net increase (decrease) in cash and cash equivalents                                        (72,007)              4,818

Cash and cash equivalents at beginning of period                                             83,776              19,379
                                                                                             ------              ------
Cash and cash equivalents at end of period                                                  $11,769             $24,197
                                                                                             ======              ======

See accompanying notes to consolidated financial statements.

                             Cheviot Financial Corp.

                        For the six months ended June 30,
                                 (In thousands)


                                                                                               2004                2003

Supplemental disclosure of cash flow information: Cash paid during the period for:
    Federal income taxes                                                                    $   500             $   490
                                                                                             ======              ======

    Interest on deposits and borrowings                                                     $ 1,876             $ 2,475
                                                                                             ======              ======


See accompanying notes to consolidated financial statements.

                            Cheviot Financial Corp.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            For the six and three months ended June 30, 2004 and 2003


1.   Basis of Presentation

Mutual to Stock Conversion. For the six and three month periods ended June 30, 2003, Cheviot Savings Bank (the "Savings Bank") operated as a state-chartered mutual financial institution. On June 24, 2003, the Board of Directors of the Savings Bank adopted a Plan of Reorganization (the "Plan" or the "Reorganization") pursuant to which the Savings Bank reorganized into a two-tier mutual holding company structure with the establishment of a stock holding company, Cheviot Financial Corp. ("Cheviot Financial" or the "Corporation"), as parent of the Savings Bank, and the Savings Bank converted to the stock form of ownership and issued all the Savings Bank's outstanding stock to Cheviot Financial Corp. The Reorganization was completed effective January 5, 2004. Pursuant to the Plan, Cheviot Financial Corp. sold 4,388,438 common shares in a minority stock offering, representing approximately 44% of its outstanding common stock, at $10.00 per share, to the Savings Bank's depositors and a newly formed Employee Stock Ownership Plan ("ESOP"). The net proceeds of the offering were approximately $39.3 million. In addition, 75,000 shares, or approximately one percent of its outstanding shares, were issued to a charitable foundation established by Cheviot Savings Bank. The remaining 5,455,313 shares of common stock, or 55.0% of the outstanding common stock of Cheviot Financial, were issued to Cheviot Mutual Holding Company, the federally chartered mutual holding company of Cheviot Financial Corp.

The accompanying unaudited financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. Accordingly, these financial statements should be read in conjunction with the financial statements and notes thereto of the Company for the year ended December 31, 2003. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the financial statements have been included. The results of operations for the six and three month periods ended June 30, 2004, are not necessarily indicative of the results which may be expected for the entire year.

2.   Principles of Consolidation

The accompanying consolidated financial statements as of and for the six and three months ended June 30, 2004, include the accounts of the Corporation and its wholly-owned subsidiary, the Savings Bank. All significant intercompany items have been eliminated. The accompanying financial statements as of December 31, 2003 and for the six and three months ended June 30, 2003, are comprised of the Savings Bank only.

3.   Earnings (Loss) Per Share

Basic earnings (loss) per share is computed based upon the weighted-average common shares outstanding during the period less shares in the ESOP that are unallocated and not committed to be released. Weighted-average common shares deemed outstanding, which gives effect to 357,075 unallocated ESOP shares, totaled 9,561,676 for each of the six and three month periods ended June 30, 2004.

Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common share equivalents. The Corporation had no dilutive or potentially dilutive securities during the period ended June 30, 2004.

The provisions of SFAS No. 128, "Earnings Per Share," are not applicable to the six and three month periods ended June 30, 2003, as the Savings Bank had not completed its conversion to stock form until January 5, 2004.

                             Cheviot Financial Corp.

            For the six and three months ended June 30, 2004 and 2003


4.   Effects of Recent Accounting Pronouncements

In December 2003, the Financial Accounting Standards Board (the "FASB") issued FASB Interpretation No. 46(R) ("FIN 46(R)"), "Consolidation of Variable Interest Entities." FIN 46(R) requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns, or both. FIN 46(R) also requires disclosures about variable interest entities that a company is not required to consolidate, but in which it has a significant variable interest. The consolidation requirements of FIN 46(R) apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements of FIN 46(R) apply to existing entities in the first fiscal year ending after December 15, 2004. The Corporation does not have any variable interest entities, therefore the adoption of FIN 46(R) had no material effect on the Corporation's financial statements.

                             Cheviot Financial Corp.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Discussion  of Financial  Condition  Changes from  December 31, 2003 to June 30,
2004

Total assets decreased $38.6 million, or 12.2%, to $278.8 million at June 30, 2004, from the $317.4 million total at December 31, 2003. The decrease in total assets resulted primarily from cash refunds to subscribers for over-subscribed and unfulfilled stock orders in its minority stock offering. The Corporation completed its minority stock offering on January 5, 2004.

Cash, federal funds sold and interest-bearing deposits in other financial institutions decreased $72.0 million, or 86.0%, to $11.8 million at June 30, 2004, from the $83.8 million total at December 31, 2003. The cash and cash equivalents total at December 31, 2003, included funds received for stock subscription orders in December 2003. The Corporation's stock offering was oversubscribed and in January 2004, approximately $36.1 million was refunded for unfulfilled stock orders. Investment securities increased $12.0 million, or 69.9%, to $29.1 million at June 30, 2004, from $17.1 million at December 31, 2003. During the six months ended June 30, 2004, investment securities purchases consisted of $26.0 million of U.S. Government and agency obligations, which were offset by $14.0 million of maturities. All of our investment securities are classified as held to maturity.

Mortgage-backed securities increased $9.0 million, or 41.1%, to $30.8 million at June 30, 2004, from $21.8 million at December 31, 2003. The increase in mortgage-backed securities was due primarily to $12.0 million of purchases, which were partially offset by principal prepayments and repayments totaling $3.0 million. All mortgage-backed securities are classified as held to maturity.

Loans receivable, including loans held for sale, increased $13.2 million, or 7.0%, to $200.0 million at June 30, 2004, from December 31, 2003. The increase resulted from loan originations of $37.6 million and loan repayments of $22.9 million. The Savings Bank realized $12.7 million in loan growth from its new lending office in Mason, Ohio.

At both June 30, 2004 and December 31, 2003, the allowance for loan losses totaled $768,000, or 0.41% of net loans. In determining the allowance for loan losses at any point in time, management and the board of directors apply a systematic process focusing on the risk of loss in the portfolio. First, the loan portfolio is segregated by loan types to be evaluated collectively and loan types to be evaluated individually. Delinquent multi-family and commercial loans are evaluated individually for potential impairments in their carrying value. The analysis resulted in no additional provision to the allowance at June 30, 2004.

Second, the allowance for loan losses entails utilizing our historic loss experience by applying such loss percentage to the loan types to be collectively evaluated in the portfolio. This segment of the loss analysis resulted in assigning no additional allowance at June 30, 2004. The analysis of the allowance for loan losses requires an element of judgment and is subject to the possibility that the allowance may need to be increased, with a corresponding reduction in earnings. To the best of management's knowledge, all known and inherent losses that are probable and that can be reasonably estimated have been recorded at June 30, 2004.

Non-performing and impaired loans totaled $429,000 and $462,000 at June 30, 2004 and December 31, 2003, respectively. At June 30, 2004, nonperforming and impaired loans were comprised of loans secured by one-to four-family residential real estate totaling $101,000 and loans secured by multi-family and non-residential real estate totaling $328,000. The allowance for loan losses represented 179.0% and 166.2% of non-performing and impaired loans at June 30, 2004 and December 31, 2003, respectively. Although management believes that its allowance for loan losses conforms with generally accepted accounting principles based upon the available facts and circumstances, there can be no assurance that additions to the allowance will not be necessary in future periods, which would adversely affect our results of operations.

                             Cheviot Financial Corp.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Discussion of Financial Condition Changes from December 31, 2003 to June 30, 2004 (continued)

Deposits decreased $84.2 million, or 31.4%, to $183.7 million at June 30, 2004, from the $267.9 million at December 31, 2003. The decrease was comprised of a $77.0 million decrease in transaction accounts, primarily representing funds received for stock subscription orders and a $7.2 million decrease in certificates of deposit. Upon consummation of the stock offering on January 5, 2004, the Savings Bank refunded approximately $36.1 million for over-subscribed stock subscription orders. Advances from the Federal Home Loan Bank of Cincinnati increased by $7.9 million, or 85.6%, to $17.1 million at June 30, 2004, from $9.2 million at December 31, 2003. The increase in advances was due primarily to management's decision to fund new loan originations at the Mason lending center with these advances to lock in an acceptable interest rate spread.

Shareholders' equity increased $38.7 million, or 102.3%, to $76.6 million at June 30, 2004, from $37.9 million at December 31, 2003. The increase resulted from the $39.3 million of proceeds (net of $1.7 million of offering costs and the costs of contributions to the employee stock ownership plan) from the Corporation's stock offering. This increase was partially offset by the net loss during the period of $102,000 and dividends paid of $446,000. Approximately $960,000 of offering costs were included within other assets at December 31, 2003.

Cheviot Savings Bank is required to maintain minimum regulatory capital pursuant to federal regulations. At June 30, 2004, the Savings Bank's regulatory capital substantially exceeded all minimum regulatory capital requirements.


Comparison of Operating Results for the Six-Month Periods Ended June 30, 2004 and 2003
--------------------------------------------------------------------------------

General

The Corporation had a net loss of $102,000 for the six months ended June 30, 2004, compared to $1.1 million in net earnings for the six month period ended June 30, 2003. The decrease in net earnings was due primarily to the recognition of $1.5 million in expense related to the contribution to the Cheviot Savings Bank Charitable Foundation. As discussed in the Corporation's offering circular, management elected to contribute $1.5 million to the newly-formed charitable foundation, consisting of $750,000 in cash contributed by Cheviot Savings Bank and 75,000 shares of Cheviot Financial Corp. common stock. Excluding the $1.2 million after-tax effect of the contribution, the Corporation's net earnings for the six month period ended June 30, 2004 totaled $1.1 million, an increase of $73,000, or 6.8%, over the same period in 2003. This increase was due primarily to a $285,000 increase in net interest income and a $275,000 decrease in the provision for losses on loans, which were partially offset by a $97,000 decrease in other income and a $354,000 increase in general, administrative and other expense. Management believes that presentation of financial results exclusive of the one-time expense for the charitable contribution provides the users of the financial statements with an additional and useful comparison of the Corporation's current results of operations with past and future periods.

Net Interest Income

Total interest income decreased by $308,000, or 4.7%, to $6.3 million for the six-month period ended June 30, 2004, from $6.6 million for the same period in 2003. Interest income on loans decreased $380,000, or 6.5%, to $5.4 million during the 2004 period, from $5.8 million for the 2003 period. This decline was due primarily to a 66 basis point decrease in the weighted-average yield on loans, to 5.71% for the 2004 period from 6.37% for the 2003 period, which was partially offset by a $7.9 million, or 4.3%, increase in the average balance of loans outstanding.

                             Cheviot Financial Corp.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Six-Month Periods Ended June 30, 2004 and 2003 (continued)
--------------------------------------------------------------------------------

Net Interest Income (continued)

Interest income on mortgage-backed securities decreased $88,000, or 19.3%, to $367,000 from $455,000 due primarily to a 120 basis point decrease in the average yield year to year. Interest income on investment securities increased $167,000, or 107.1%, to $323,000 for the six months ended June 30, 2004, from $156,000 for the same period in 2003, due primarily to a $21.3 million, or 237.4%, increase in the average balance outstanding, which was partially offset by a 135 basis point decrease in the average yield to 2.13% in the 2004 period. Interest income on other interest-bearing deposits decreased by $7,000, or 5.0%, to $133,000 during the six months ended June 30, 2004, from $140,000 for the same period in 2003 due primarily to an 11 basis point decrease in the weighted-average yield to 1.31% for the six months ended June 30, 2004, which was partially offset by an increase in the average balance of interest-bearing deposits to $635,000, compared to the same period in 2003.

Interest expense decreased $593,000, or 24.0%, to $1.9 million for the six months ended June 30, 2004, from $2.5 million for the same period in 2003. Interest expense on deposits decreased by $566,000, or 25.5%, to $1.7 million from $2.2 million due primarily to a 52 basis point decrease in the weighted-average cost of deposits to 1.79% in the 2004 period and a $7.2 million, or 3.7%, decline in the weighted-average balance outstanding. Interest expense on borrowings decreased by $27,000, or 10.9%, to $220,000 from $247,000 due primarily to a $382,000, or 3.6%, decrease in the average balance outstanding and a 35 basis point decline in the average cost of advances. The decreases in the yields on interest-earning assets and costs of interest-bearing liabilities were due primarily to the overall decrease in market interest rates in the economy during 2003.

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $285,000, or 6.9%, to $4.4 million during the six months ended June 30, 2004, from $4.1 million during the comparable period ended June 30, 2003. The average interest rate spread decreased to 2.76% for the six months ended June 30, 2004 from 3.18% for the six months ended June 30, 2003. The net interest margin decreased to 3.27% for the six months ended June 30, 2004 from 3.50% for the six months ended June 30, 2003.

Provision for Losses on Loans

As a result of an analysis of historical experience, the volume and type of lending conducted by the Savings Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Savings Bank's market area, and other factors related to the collectibility of the Savings Bank's loan portfolio, management concluded that the allowance for loan losses was adequate, and therefore, elected not to record a provision for losses on loans for the six-months ended June 30, 2004, compared to a $275,000 provision recorded for the six-months ended June 30, 2003. The prior period provision was predicated primarily upon growth in the loan portfolio and management's perception of the risk prevalent in the economy. There can be no assurance that the loan loss allowance will be sufficient to cover losses on nonperforming loans in the future.

Other Income

Other income decreased $97,000, or 45.3%, to $117,000 for the six months ended June 30, 2004, from $214,000 for the same period in 2003, due primarily to a $101,000 decrease in other operating income, which was partially offset by a $4,000 increase in the gain on sale of loans. The decrease in other operating income reflects the Corporation's $110,000 settlement received in the 2003 period from a lawsuit related to a real estate owned parcel. The increase in gain on sale of loans was due primarily to an increase in loan sales volume.

                             Cheviot Financial Corp.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Six-Month Periods Ended June 30, 2004 and 2003 (continued)
--------------------------------------------------------------------------------

General, Administrative and Other Expense

General, administrative and other expense increased $1.9 million, or 76.7%, to $4.3 million for the six months ended June 30, 2004, compared to $2.4 million for the same period in 2003. This increase was due primarily to the $1.5 million contribution to the Cheviot Savings Bank Charitable Foundation, a $192,000, or 13.6%, increase in employee compensation and benefits, a $28,000, or 15.3%, increase in occupancy and equipment expense and a $69,000, or 71.1%, increase in legal and professional expense. The increase in employee compensation and benefits was due primarily to an increase in health insurance costs of approximately $115,000 year to year, expense related to the employee stock ownership plan of $214,000, staffing increases related to the new Mason loan production office and normal merit increases, which were partially offset by a decrease in expense related to the directors deferred compensation plan. The increase in occupancy and equipment was due to rent and occupancy costs at the new loan production office in Mason, Ohio and increases in utilities costs and repairs expenses at several of the Savings Bank's office locations. The increase in professional fees was due primarily to costs associated with changing the Corporation's reporting year end to December 31 and expenses associated with the reporting requirements of a public company, including Nasdaq fees of approximately $15,000.

Federal Income Taxes

The provision for federal income taxes decreased $219,000, or 39.3%, to $338,000 for the six months ended June 30, 2004, from $557,000 for the same period in 2003, due primarily to a $1.4 million, or 85.5%, decrease in pre-tax earnings. The Corporation did not record a tax benefit on the charitable contribution of 75,000 shares of its common stock, totaling $750,000, to the Cheviot Savings Bank Charitable Foundation. Management does not anticipate such contribution to be deductible for federal income tax purposes for at least the next two years. The effective tax rate was 34.3% and 34.2% for the six month periods ended June 30, 2004 and 2003, respectively, excluding the effects of the nondeductible charitable contribution in the 2004 period.


Comparison of Operating Results for the Three-Month Periods Ended June 30, 2004 and 2003
--------------------------------------------------------------------------------

General

Net earnings decreased $86,000, or 12.7%, to $590,000 for the three months ended June 30, 2004, from $676,000 for the three months ended June 30, 2003. The decrease in net earnings was due primarily to a $333,000 increase in general administrative and other expense and a $22,000 decrease in other income, which were partially offset by a $212,000 increase in net interest income and a $42,000 decrease in federal income taxes.

                             Cheviot Financial Corp.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Three-Month Periods Ended June 30, 2004 and 2003 (continued)
--------------------------------------------------------------------------------

Net Interest Income

Total interest income decreased $42,000, or 1.3%, to $3.2 million for the three-months ended June 30, 2004, from the same period in 2003. Interest income on loans decreased $151,000, or 5.2%, to $2.7 million during the 2004 period, from $2.9 million for the 2003 period. This decline was due primarily to a 67 basis point decrease in the weighted-average yield on loans, to 5.63% for the 2004 period from 6.30% for the three months ended June 30, 2003, which was partially offset by an $11.2 million, or 6.1%, increase in the average balance of loans outstanding.

Interest income on mortgage-backed securities decreased $20,000, or 9.4%, to $192,000 for the three months ended June 30, 2004, from $212,000 for the prior period due primarily to a 71 basis point decrease in the average yield year to year. Interest income on investment securities increased $152,000, or 262.1%, to $210,000 for the three months ended June 30, 2004, compared to $58,000 for the same quarter in 2003, due primarily to a $22.6 million, or 305.1%, increase in the average balance of investment securities outstanding, which was partially offset by a 35 basis point decrease in the average yield, to 2.78% in the 2004 quarter. Interest income on other interest-bearing deposits decreased $23,000, or 30.7%, to $52,000 for the three months ended June 30, 2004, due primarily to a $7.1 million decrease in the average balance of interest earning deposits, compared to the same period in 2003, partially offset by a 6 basis point increase in the weighted-average yield, to 1.49% for the three months ended June 30, 2004.

Interest expense decreased $254,000, or 21.5%, to $927,000 for the three months ended June 30, 2004, from $1.2 million for the same period in 2003. Interest expense on deposits decreased by $248,000, or 23.4%, to $812,000 from $1.1 million due primarily to a 42 basis point decrease in the weighted-average cost of deposits to 1.77% in the 2004 period and a $9.4 million, or 4.9%, decline in the weighted-average balance outstanding. Interest expense on borrowings decreased by $6,000, or 5.0%, due primarily to a 67 basis point decline in the average cost of borrowings, which was partially offset by a $1.2 million, or 11.7%, increase in the average balance outstanding. The decreases in the yields on interest-earning assets and costs of interest-bearing liabilities were due primarily to the overall decrease in market interest rates during 2003.

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $212,000, or 10.4%, to $2.3 million for the three months ended June 30, 2004, from $2.0 million for the comparable period ended June 30, 2003. The average interest rate spread decreased to 2.92% for the three months ended June 30, 2004 from 3.21% for the three months ended June 30, 2003. The net interest margin decreased to 3.43% for the three months ended June 30, 2004 from 3.50% for the three months ended June 30, 2003.

Provision for Losses on Loans

As a result of an analysis of historical experience, the volume and type of lending conducted by the Savings Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Savings Bank's market area, and other factors related to the collectibility of the Savings Bank's loan portfolio, management concluded that the allowance for loan losses was adequate, and therefore, elected not to record a provision for losses on loans for the three-months ended June 30, 2004, compared to a $15,000 provision recorded for the three-months ended June 30, 2003. The prior period provision was predicated primarily upon growth in the loan portfolio and management's perception of the risk prevalent in the economy. There can be no assurance that the loan loss allowance will be sufficient to cover losses on nonperforming loans in the future.

                             Cheviot Financial Corp.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Three-Month Periods Ended June 30, 2004 and 2003 (continued)
--------------------------------------------------------------------------------

Other Income

Other income decreased $22,000, or 34.9%, to $41,000 for the three months ended June 30, 2004, compared to the same quarter in 2003, due primarily to a $9,000 decrease in other operating income and an $18,000 decrease in the gain on sale of loans.

General, Administrative and Other Expense

General, administrative and other expense increased $333,000, or 31.2%, to $1.4 million for the three months ended June 30, 2004, from $1.1 million for the same quarter in 2003. This increase was due primarily to a $261,000, or 48.5%, increase in employee compensation and benefits and a $44,000, or 88.0%, increase in legal and professional expense. The increase in employee compensation and benefits was due primarily to expense recognized for the ESOP in the 2004 period of $101,000 and an increase in health coverage costs of approximately $115,000. Health coverage costs year to year reflects the effects of a benefit recorded in the 2003 period due to a change in the estimated costs of the Savings Bank's self-insurance plan. The increase in professional fees was due primarily to costs associated with changing the Corporation's reporting year end to December 31 and expenses associated with the reporting requirements of a public company.

Federal Income Taxes

The provision for federal income taxes decreased $42,000, or 12.1%, to $306,000 for the three months ended June 30, 2004, from $348,000 for the same quarter in 2003, due primarily to a $128,000, or 12.5%, decrease in pre-tax earnings. The effective tax rates were 34.2% and 34.0% for the three month periods ended June 30, 2004 and 2003, respectively.


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

                             Cheviot Financial Corp.

                                     PART II


ITEM 1. Legal Proceedings

                  Not applicable

ITEM 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities
        ------------------------------------------------------------------------

                  Not applicable

ITEM 3. Defaults Upon Senior Securities
        ------------------------------

                  Not applicable

ITEM 4. Submission of Matters to a Vote of Security Holders
        ----------------------------------------------------

                  Not applicable

ITEM 5. Other Information
        -----------------
                  None.

ITEM 6. Exhibits and Reports on Form 8-K
        ---------------------------------

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

          10.1*Form  of   Employment   Agreement   with   Thomas   J.   Linneman
               (incorporated herein by reference to Exhibit 10.1 to Pre-Effective Amendment No. 1 to the Corporation's Registration Statement on Form S-1 (Registration No.: 333-106663) filed with the Securities and Exchange Commission on September 2, 2003).

          10.2*Form of Change  of  Control  Severance  Agreement  with  Kevin M.
               Kappa (incorporated herein by reference to Exhibit 10.2 to Pre-Effective Amendment No. 1 to the Corporation's Registration Statement on Form S-1 (Registration No.: 333-106663) filed with the Securities and Exchange Commission on September 2, 2003).

          10.3*Form of Change of Control  Severance  Agreement  with  Jeffrey J.
               Lenzer (incorporated herein by reference to Exhibit 10.3 to Pre-Effective Amendment No. 1 to the Corporation's Registration Statement on Form S-1 (Registration No.: 333-106663) filed with the Securities and Exchange Commission on September 2, 2003).

          10.4.1* Cheviot  Savings Bank  Directors  Deferred  Compensation  Plan
               (incorporated herein by reference to Exhibit 10.4 to the Corporation's Registration Statement on Form S-1 (Registration
               No.: 333-106663) filed with the Securities and Exchange Commission on June 30, 2003).

          10.4.2*  Amended  and   Restated   Cheviot   Savings   Bank   Deferred
               Compensation Plan (incorporated herein by reference to Exhibit 14 to the Corporation's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 25, 2004).
                                       15

                             Cheviot Financial Corp.

ITEM 6.  Exhibits and Reports on Form 8-K (continued)
         --------------------------------

     (a)  Exhibits:

          10.5*Form of Tax  Allocation  Agreement  between the  Corporation  and
               Cheviot Savings Bank (incorporated herein by reference to Exhibit
               10.5 to Pre-Effective Amendment No. 1 to the Corporation's Registration Statement on Form S-1 (Registration No.: 333-106663) filed with the Securities and Exchange Commission on September 2,
               2003).

          10.6*Form of Expense Allocation  Agreement between the Corporation and
               Cheviot Savings Bank (incorporated herein by reference to Exhibit
               10.6 to Pre-Effective Amendment No. 1 to the Corporation's Registration Statement on Form S-1 (Registration No.: 333-106663) filed with the Securities and Exchange Commission on September 2,
               2003).

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

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date:   August 3, 2004                By:  /s/Thomas J. Linneman
       -------------------                -------------------------------------
                                          Thomas J. Linneman
                                          President and Chief Executive Officer



Date:   August 3, 2004                By:  /s/Scott T. Smith
       -------------------                --------------------------------------
                                          Scott T. Smith
                                          Chief Financial Officer