Form 10-Q
period 2004-09-30
CHEVIOT FINANCIAL CORP
filed 2004-11-12
CIK 1248124

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

(Mark One)

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                       September 30, 2004
                               ------------------------------------------------

                                       OR

[ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _______________

Commission File No. 0-50529

                             CHEVIOT FINANCIAL CORP.
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

Yes [   ]         No  [X]

As of November 1, 2004, the latest practicable date, 9,918,751 shares of the registrant's common stock, $.01 par value, were issued and outstanding.

                                    1 of 18

                               INDEX

                                                                            Page

PART I   -  FINANCIAL INFORMATION

        Consolidated Statements of Financial Condition                        3

        Consolidated Statements of Earnings                                   4

        Consolidated Statements of Cash Flows                                 5

        Notes to Consolidated Financial Statements                            7

        Management's Discussion and Analysis of
        Financial Condition and Results of
        Operations                                                            9

        Quantitative and Qualitative Disclosures about
        Market Risk                                                          14

        Controls and Procedures                                              15

PART II  -        OTHER INFORMATION                                          16

SIGNATURES                                                                   18


                             Cheviot Financial Corp.

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                   (Unaudited)
                        (In thousands, except share data)

                                                                                        September 30,        December 31,
         ASSETS                                                                              2004                2003

Cash and due from banks                                                                  $    2,722          $    3,979
Federal funds sold                                                                              823              69,267
Interest-earning deposits in other financial institutions                                     2,266              10,530
                                                                                          ---------            --------
         Cash and cash equivalents                                                            5,811              83,776

Investment securities held to maturity:
  U.S. Government and agency obligations - at cost, approximate market value of
    $26,883 and $17,044 at
    September 30, 2004 and December 31, 2003, respectively                                   27,005              17,035
  Municipal obligations - at cost, approximate market value of
    $102 and $103 at September 30, 2004 and December 31, 2003, respectively                     100                 100
Mortgage-backed securities held to maturity - at cost, approximate market value of $31,102 and $21,808 at September 30, 2004 and
  December 31, 2003, respectively                                                            30,994              21,804
Loans receivable - net                                                                      203,588             186,424
Loans held for sale - at lower of cost or market                                                186                 429
Real estate acquired through foreclosure - net                                                  333                  46
Office premises and equipment - at depreciated cost                                           2,781               2,910
Federal Home Loan Bank stock - at cost                                                        2,878               2,792
Accrued interest receivable on loans                                                            764                 655
Accrued interest receivable on mortgage-backed securities                                        82                  71
Accrued interest receivable on investments and interest-earning deposits                        270                 195
Prepaid expenses and other assets                                                               324               1,162
                                                                                         ----------           ---------

         Total assets                                                                      $275,116            $317,399
                                                                                            =======             =======

         LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits                                                                                   $179,141            $267,927
Advances from the Federal Home Loan Bank                                                     16,695               9,206
Advances by borrowers for taxes and insurance                                                   651                 922
Accounts payable and other liabilities                                                        1,089                 901
Accrued federal income taxes                                                                    255                 259
Deferred federal income taxes                                                                   199                 317
                                                                                         ----------          ----------
         Total liabilities                                                                  198,030             279,532

Shareholders' equity
  Preferred stock - authorized 5,000,000 shares, $.01 par value; none issued                     -                   -
  Common stock - authorized 30,000,000 shares, $.01 par value;
    9,918,751 shares issued and outstanding at September 30, 2004                                99                  -
  Additional paid-in capital                                                                 42,746                  -
  Shares acquired by employee stock ownership plan                                           (3,571)                 -
  Retained earnings - restricted                                                             37,812              37,867
                                                                                           --------            --------

         Total shareholders' equity                                                          77,086              37,867
                                                                                           --------            --------

         Total liabilities and shareholders' equity                                        $275,116            $317,399
                                                                                            =======             =======

See accompanying notes to consolidated financial statements.
                                       3


                             Cheviot Financial Corp.

                       CONSOLIDATED STATEMENTS OF EARNINGS
                                   (Unaudited)
                      (In thousands, except per share data)

                                                                          Nine months ended            Three months ended
                                                                            September 30,                September 30,
                                                                        2004         2003              2004          2003
Interest income
  Loans                                                                $8,320       $8,613            $2,876       $2,789
  Mortgage-backed securities                                              595          633               228          178
  Investment securities                                                   547          223               224           67
  Interest-earning deposits and other                                     153          198                20           58
                                                                       ------       ------           -------      -------
         Total interest income                                          9,615        9,667             3,348        3,092

Interest expense
  Deposits                                                              2,457        3,186               801          964
  Borrowings                                                              410          359               190          112
                                                                       ------       ------            ------       ------
         Total interest expense                                         2,867        3,545               991        1,076
                                                                        -----        -----            ------        -----
         Net interest income                                            6,748        6,122             2,357        2,016
Provision for losses on loans                                              -           290                -            15
                                                                        -----       ------             -----      -------
         Net interest income after provision for losses on loans        6,748        5,832             2,357        2,001

Other income
  Gain on sale of loans                                                    59           52                26           23
  Loss on sale of real estate acquired through foreclosure                (13)         (28)               -           (15)
  Other operating                                                         152          253                55           55
                                                                       ------       ------           -------      -------
         Total other income                                               198          277                81           63

General, administrative and other expense
  Employee compensation and benefits                                    2,415        2,015               811          603
  Occupancy and equipment                                                 304          276                93           93
  Property, payroll and other taxes                                       497          452               160          145
  Data processing                                                         175          164                56           55
  Legal and professional                                                  240          146                74           49
  Advertising                                                             117          109                39           37
  Charitable contribution                                               1,500           -                 -            -
  Other operating                                                         376          347               119          109
                                                                       ------       ------            ------       ------
         Total general, administrative and other expense                5,624        3,509             1,352        1,091
                                                                        -----        -----             -----        -----

         Earnings before income taxes                                   1,322        2,600             1,086          973

Federal income taxes
  Current                                                                 826        1,067               320          364
  Deferred                                                               (118)        (180)               50          (34)
                                                                       ------       ------           -------      -------
         Total federal income taxes                                       708          887               370          330
                                                                       ------       ------            ------       ------

         NET EARNINGS                                                 $   614       $1,713           $   716      $   643
                                                                       ======        =====            ======       ======

         EARNINGS PER SHARE
           Basic                                                         $.06          N/A              $.07         N/A
                                                                         ===           ===               ===         ===

           Diluted                                                      $.06           N/A              $.07         N/A
                                                                         ===           ===               ===         ===

           Dividends declared per share                                 $.15           N/A              $.05         N/A
                                                                         ===           ===               ===         ===


See accompanying notes to consolidated financial statements.



                             Cheviot Financial Corp.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     For the nine months ended September 30,
                                   (Unaudited)
                                 (In thousands)

                                                                                               2004                2003
Cash flows from operating activities:
  Net earnings for the period                                                             $     614            $  1,713
  Adjustments to reconcile net earnings to net cash
  provided by (used in) operating activities:
    Amortization of premiums and discounts on investment
      and mortgage-backed securities, net                                                       113                  61
    Depreciation                                                                                173                 169
    Amortization of deferred loan origination (fees) costs - net                                 20                (142)
    Proceeds from sale of loans in the secondary market                                       2,727               2,018
    Loans originated for sale in the secondary market                                        (2,482)             (1,982)
    Gain on sale of loans                                                                       (59)                (52)
    Loss on sale of real estate acquired through foreclosure                                     13                  28
    Federal Home Loan Bank stock dividends                                                      (86)                (81)
    Provision for losses on loans                                                                -                  290
    Increase (decrease) in cash due to changes in:
      Accrued interest receivable on loans                                                     (109)                (65)
      Accrued interest receivable on mortgage-backed securities                                 (11)                 35
      Accrued interest receivable on investments and interest-earning deposits                  (75)                151
      Prepaid expenses and other assets                                                         838                (714)
      Accounts payable and other liabilities                                                    188                  91
      Federal income taxes
        Current                                                                                  (4)                240
        Deferred                                                                               (118)               (180)
                                                                                           --------            --------
         Net cash provided by operating activities                                            1,742               1,580

Cash flows provided by (used in) investing activities:
  Principal repayments on loans                                                              31,605              40,843
  Loan disbursements                                                                        (48,399)            (49,204)
  Purchase of U.S. Government and agency obligations                                        (26,012)                 -
  Proceeds from maturity of U.S. Government and agency obligations                           16,000                  -
  Purchase of mortgage-backed securities                                                    (13,940)             (2,000)
  Principal repayments on mortgage-backed securities                                          4,681               7,096
  Additions to real estate acquired through foreclosure                                          -                  (17)
  Proceeds from sale of real estate acquired through foreclosure                                 33                 146
  Purchase of office premises and equipment                                                     (44)               (100)
                                                                                          ---------            --------
         Net cash used in investing activities                                              (36,742)             (3,236)

Cash flows provided by (used in) financing activities:
  Net increase (decrease) in deposits                                                       (88,787)              3,352
  Proceeds from FHLB advances                                                                 9,000                  -
  Repayments on Federal Home Loan Bank advances                                              (1,512)             (1,621)
  Advances by borrowers for taxes and insurance                                                (271)               (247)
  Proceeds from issuance of common stock                                                     39,274                  -
  Dividends paid on common stock                                                               (669)                 -
                                                                                           --------             -------
         Net cash provided by (used in) financing activities                                (42,965)              1,484
                                                                                             ------             -------

Net decrease in cash and cash equivalents                                                   (77,965)               (172)

Cash and cash equivalents at beginning of period                                             83,776              19,379
                                                                                             ------              ------

Cash and cash equivalents at end of period                                                 $  5,811             $19,207
                                                                                            =======              ======

See accompanying notes to consolidated financial statements.


                             Cheviot Financial Corp.

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                     For the nine months ended September 30,
                                   (Unaudited)
                                 (In thousands)


                                                                                               2004                2003

Supplemental disclosure of cash flow information: Cash paid during the period for:
    Federal income taxes                                                                    $   630             $   392
                                                                                             ======              ======

    Interest on deposits and borrowings                                                      $2,867              $3,545
                                                                                              =====               =====


Supplemental disclosure of noncash investing activities:
  Transfers from loans to real estate acquired through foreclosure                          $   333              $   -
                                                                                             ======               =====

See accompanying notes to consolidated financial statements.
                                      6

                             Cheviot Financial Corp.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         For the nine and three months ended September 30, 2004 and 2003


1.   Basis of Presentation

Mutual Holding Company Reorganization. For the nine and three month periods ended September 30, 2003, Cheviot Savings Bank (the "Savings Bank") operated as a state-chartered mutual financial institution. On June 24, 2003, the Board of Directors of the Savings Bank adopted a Plan of Reorganization (the "Plan" or the "Reorganization") pursuant to which the Savings Bank reorganized into a two-tier mutual holding company structure with the establishment of a stock holding company, Cheviot Financial Corp. ("Cheviot Financial" or the "Corporation"), as parent of the Savings Bank, and the Savings Bank converted to the stock form of ownership and issued all the Savings Bank's outstanding stock to Cheviot Financial Corp. The Reorganization was completed effective January 5, 2004. Pursuant to the Plan, Cheviot Financial Corp. sold 4,388,438 common shares in a minority stock offering, representing approximately 44% of its outstanding common stock, at $10.00 per share, to the Savings Bank's depositors and a newly formed Employee Stock Ownership Plan ("ESOP"). The net proceeds of the offering were approximately $39.3 million. In addition, 75,000 shares, or approximately one percent of its outstanding shares, were issued to a charitable foundation established by Cheviot Savings Bank. The remaining 5,455,313 shares of common stock, or 55.0% of the outstanding common stock of Cheviot Financial, were issued to Cheviot Mutual Holding Company, the federally chartered mutual holding company of Cheviot Financial Corp.

The accompanying unaudited financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. Accordingly, these financial statements should be read in conjunction with the financial statements and notes thereto of the Corporation for the year ended December 31, 2003. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the financial statements have been included. The results of operations for the nine and three month periods ended September 30, 2004, are not necessarily indicative of the results which may be expected for the entire year.

2.   Principles of Consolidation

The accompanying consolidated financial statements as of and for the nine and three months ended September 30, 2004, include the accounts of the Corporation and its wholly-owned subsidiary, the Savings Bank. All significant intercompany items have been eliminated. The accompanying financial statements as of December 31, 2003 and for the nine- and three-month periods ended September 30, 2003, are comprised of the Savings Bank only.

3.   Earnings Per Share

Basic earnings per share is computed based upon the weighted-average common shares outstanding during the period less shares in the ESOP that are unallocated and not committed to be released. Weighted-average common shares deemed outstanding, which gives effect to 357,075 unallocated ESOP shares, totaled 9,561,676 for each of the nine and three month periods ended September 30, 2004.

Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common share equivalents. The Corporation had no dilutive or potentially dilutive securities during the nine and three month periods ended September 30, 2004.

                             Cheviot Financial Corp.

         For the nine and three months ended September 30, 2004 and 2003


3.   Earnings Per Share (continued)

The provisions of SFAS No. 128, "Earnings Per Share," are not applicable to the nine and three month periods ended September 30, 2003, as the Savings Bank had not completed its mutual holding company reorganization until January 5, 2004.

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

In March 2004, the Emerging Issues Task Force ("EITF") issued EITF 03-01 "The Meaning of Other-than-Temporary Impairment and its Application to Certain Investments." EITF 03-01 requires that unrealized losses on investment securities that are deemed other-than-temporary be recorded as an adjustment to earnings. The Statement applies both to securities designated as held to maturity and those designated as available for sale. EITF 03-01 provides that unrealized losses may be viewed as other-than-temporary as a result not only due to deterioration of the credit quality of the issuer, but due to changes in the interest rate environment as well. An investor must be able to demonstrate the positive ability and intent to hold such securities until a forecasted recovery takes place or until maturity of the security. EITF 03-01 requires separate disclosure related to unrealized losses for securities that have been in an unrealized loss position for a period of less than twelve months and for those that have been in an unrealized loss position for a period greater than twelve months, for financial statements issued for years ending after December 15, 2003. In September 2004, the FASB issued a final FASB Staff Position, FSP EITF Issue 03-01-1, which has delayed the effective date for the measurement and recognition guidance of EITF 03-01. The comment period related to this staff position ended October 29, 2004. The implementation date is unknown until further guidance is issued by the FASB. We are currently evaluating the impact of adopting EITF 03-01.

In March 2004, the FASB issued a proposed Statement, "Share-Based Payment," an amendment of FASB Statement No. 123 and APB No. 95, that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or
(b) liabilities that are based on the fair value of the enterprise's equity instruments or that may be settled by the issuance of such equity instruments. The proposed Statement would eliminate the ability to account for share-based compensation transactions, including stock option grants, using APB Opinion No. 25, "Accounting for Stock Issued to Employees," and generally would require instead that such transactions be accounted for using a fair-value-based method. Issuance of the final standards and adoption by Cheviot, post-Reorganization, would be expected to result in recognition of compensation expense for the effect of stock option grants in future periods.

                             Cheviot Financial Corp.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Forward Looking Statements

This quarterly report contains forward-looking statements, which can be identified by the use of such words as estimate, project, believe, intend, anticipate, plan, seek, expect and similar expressions. These forward-looking statements are subject to significant risks, assumptions and uncertainties that could affect the actual outcome of future events. Because of these uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements.

Discussion of Financial Condition Changes from December 31, 2003 to September 30, 2004

Total assets decreased $42.3 million, or 13.3%, to $275.1 million at September 30, 2004, from $317.4 million at December 31, 2003. The decrease in total assets reflected cash refunds to subscribers for over-subscribed and unfilled stock orders in the Corporation's minority stock offering. The Corporation completed its minority stock offering on January 5, 2004.

Cash, federal funds sold and interest-earning deposits in other financial institutions decreased $78.0 million, or 93.1%, to $5.8 million at September 30, 2004, from the $83.8 million total at December 31, 2003. The cash and cash equivalents total at December 31, 2003, included funds received for stock subscription orders in December 2003. The Corporation's stock offering was oversubscribed and in January 2004 and subsequently, $36.1 million was refunded for unfilled stock orders. In addition, cash, federal funds and interest-earning deposits were invested in higher yielding investments subsequent to our minority offering. Investment securities increased $10.0 million, or 58.2%, to $27.1 million at September 30, 2004, from $17.1 million at December 31, 2003. During the nine months ended September 30, 2004, investment securities purchases consisted of $26.0 million of U.S. Government and agency obligations, which were partially offset by $16.0 million of maturities. All of our investment securities are classified as held to maturity.

Mortgage-backed securities increased $9.2 million, or 42.1%, to $31.0 million at September 30, 2004, from $21.8 million at December 31, 2003. The increase in mortgage-backed securities was due primarily to $13.9 million of purchases, which were partially offset by principal prepayments and repayments totaling $4.7 million. All mortgage-backed securities are classified as held to maturity.

Loans receivable, including loans held for sale, increased $16.9 million, or 9.1%, to $203.8 million at September 30, 2004, from December 31, 2003. The increase resulted from loan originations of $50.9 million, partially offset by loan repayments of $31.3 million and sales of $2.7 million. The increase in loan originations include $13.8 million in loan originations from our new lending office in Mason, Ohio which opened in March 2004.

The allowance for loan losses decreased $36,000 or 4.7%, to $732,000 at September 30, 2004, from $768,000, at December 31, 2003. The decrease was due to charge-offs of loans and the transfer of collateral to real estate acquired through foreclosure. In determining the adequacy of the allowance for loan losses at any point in time, management and the board of directors apply a systematic process focusing on the risk of loss in the portfolio. First, the loan portfolio is segregated by loan types to be evaluated collectively and loan types to be evaluated individually. Delinquent multi-family and commercial loans are evaluated individually for potential impairments in their carrying value. The analysis resulted in no additional provision to the allowance at September 30, 2004.

                             Cheviot Financial Corp.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Discussion of Financial Condition Changes from December 31, 2003 to September 30, 2004 (continued)

Second, the allowance for loan losses entails utilizing our historic loss experience by applying such loss percentage to the loan types to be collectively evaluated in the portfolio. This segment of the loss analysis resulted in assigning no additional allowance at September 30, 2004. The analysis of the allowance for loan losses requires an element of judgment and is subject to the possibility that the allowance may need to be increased, with a corresponding reduction in earnings. To the best of management's knowledge, all known and inherent losses that are probable and that can be reasonably estimated have been recorded at September 30, 2004.

Non-performing and impaired loans totaled $131,000 and $462,000 at September 30, 2004 and December 31, 2003, respectively. At September 30, 2004, nonperforming and impaired loans were comprised of loans secured by one-to four-family residential real estate totaling $131,000. The allowance for loan losses represented 558.8% and 166.2% of non-performing and impaired loans at September 30, 2004 and December 31, 2003, respectively. Although management believes that its allowance for loan losses conforms with generally accepted accounting principles based upon the available facts and circumstances, there can be no assurance that additions to the allowance will not be necessary in future periods, which would adversely affect our results of operations.

Deposits decreased $88.8 million, or 33.1%, to $179.1 million at September 30, 2004, from the $267.9 million at December 31, 2003. The decrease was comprised of a $72.4 million decrease in transaction accounts, primarily representing funds received for stock subscription orders, and a $9.9 million decrease in certificates of deposit. Upon consummation of the stock offering on January 5, 2004, the Savings Bank refunded approximately $36.1 million for over-subscribed stock subscription orders. Advances from the Federal Home Loan Bank of Cincinnati increased by $7.5 million, or 81.3%, to $16.7 million at September 30, 2004, from $9.2 million at December 31, 2003. The increase in advances was due primarily to management's decision to fund loan originations at the Mason lending center with advances to lock in a positive interest rate spread.

Shareholders' equity increased $39.2 million, or 103.6%, to $77.1 million at September 30, 2004, from $37.9 million at December 31, 2003. The increase resulted primarily from the $39.3 million of proceeds (net of $1.7 million of offering costs and the costs of contributions to the employee stock ownership plan) from the Corporation's stock offering and net earnings during the period of $614,000, which were partially offset by dividends paid of $669,000. Approximately $960,000 of offering costs were included within other assets at December 31, 2003.

Cheviot Savings Bank is required to maintain minimum regulatory capital pursuant to federal regulations. At September 30, 2004, the Savings Bank's regulatory capital substantially exceeded all minimum regulatory capital requirements.


Comparison of Operating Results for the Nine-Month Periods Ended September 30, 2004 and 2003
--------------------------------------------------------------------------------

General

The Corporation had net earnings of $614,000 for the nine months ended September 30, 2004, compared to $1.7 million in net earnings for the nine month period ended September 30, 2003. The decrease in net earnings was due primarily to the recognition of $1.5 million in expense related to the contribution to the Cheviot Savings Bank Charitable Foundation. Management elected to contribute $1.5 million to the newly-formed charitable foundation, consisting of $750,000 in cash contributed by Cheviot Savings Bank and 75,000 shares of Cheviot Financial Corp. common stock. Excluding the $1.2 million after-tax effect of the contribution, the Corporation's net earnings for the

                             Cheviot Financial Corp.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Nine-Month Periods Ended September 30, 2004 and 2003 (continued)
-------------------------------------------------------------------------------

General (continued)

nine month period ended September 30, 2004 totaled $1.8 million, an increase of $146,000, or 8.5%, over the same period in 2003. This increase was due primarily to a $626,000 increase in net interest income and a $290,000 decrease in the provision for losses on loans, which were partially offset by a $79,000 decrease in other income and a $615,000 increase in general, administrative and other expense. Management believes that presentation of financial results exclusive of the one-time expense for the charitable contribution provides an additional and useful comparison of the Corporation's current results of operations with past and future periods.

Net Interest Income

Total interest income decreased by $52,000, or 0.5%, to $9.6 million for the nine-month period ended September 30, 2004, from $9.7 million for the same period in 2003. Interest income on loans decreased $293,000, or 3.4%, to $8.3 million during the 2004 period, from $8.6 million for the 2003 period. This decline was due primarily to a 56 basis point decrease in the weighted-average yield on loans, to 5.69% for the 2004 period from 6.25% for the 2003 period, which was partially offset by an $11.3 million, or 6.1%, increase in the average balance of loans outstanding.

Interest income on mortgage-backed securities decreased $38,000, or 6.0%, to $595,000 from $633,000 due primarily to a 102 basis point decrease in the average yield, partially offset by a $6.3 million increase in the average balance year to year. Interest income on investment securities increased $324,000, or 145.3%, to $547,000 for the nine months ended September 30, 2004, from $223,000 for the same period in 2003, due primarily to a $21.2 million, or 226.7%, increase in the average balance outstanding, which was partially offset by a 79 basis point decrease in the average yield to 2.38% in the 2004 period. Interest income on other interest-earning deposits decreased by $45,000, or 22.7%, to $153,000 during the nine months ended September 30, 2004, from $198,000 for the same period in 2003, due primarily to a decrease of $4.4 million, or 22.7%, in the average balance of interest-earning deposits to $14.8 million, compared to the same period in 2003.

Interest expense decreased $678,000, or 19.1%, to $2.9 million for the nine months ended September 30, 2004, from $3.5 million for the same period in 2003. Interest expense on deposits decreased by $729,000, or 22.9%, to $2.5 million from $3.2 million due primarily to a 41 basis point decrease in the weighted-average cost of deposits to 1.79% in the 2004 period and a $10.1 million, or 5.2%, decline in the weighted-average balance outstanding. Interest expense on borrowings increased by $51,000, or 14.2%, to $410,000 from $359,000 due primarily to a $2.1 million, or 20.8%, increase in the average balance outstanding, which was partially offset by a 26 basis point decline in the average cost of advances. The decreases in the yields on interest-earning assets and costs of interest-bearing liabilities were due primarily to the overall decrease in market interest rates in the economy during 2004 and 2003. The recent increase in short-term interest rates and resulting flattening of the yield curve generally may be expected to cause a negative impact on our net interest margin. Management believes its investment strategy may minimize the negative impact on its net interest margin; however, there can be no assurances or guarantees that this will continue.

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $626,000, or 10.2%, to $6.7 million during the nine months ended September 30, 2004, from $5.8 million during the comparable period ended September 30, 2003. The average interest rate spread decreased to 2.82% for the nine months ended September 30, 2004 from 3.18% for the nine months ended September 30, 2003. The net interest margin decreased to 3.35% for the nine months ended September 30, 2004, from 3.48% for the nine months ended September 30, 2003.

                             Cheviot Financial Corp.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Nine-Month Periods Ended September 30, 2004 and 2003 (continued)
--------------------------------------------------------------------------------

Provision for Losses on Loans

As a result of an analysis of historical experience, the volume and type of lending conducted by the Savings Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Savings Bank's market area, and other factors related to the collectibility of the Savings Bank's loan portfolio, management concluded that the allowance for loan losses was adequate, and therefore, elected not to record a provision for losses on loans for the nine-months ended September 30, 2004, compared to a $290,000 provision recorded for the nine-months ended September 30, 2003. The prior period provision was predicated primarily upon growth in the loan portfolio and management's perception of the risk prevalent in the economy. There can be no assurance that the loan loss allowance will be sufficient to cover losses on nonperforming loans in the future.

Other Income

Other income decreased $79,000, or 28.5%, to $198,000 for the nine months ended September 30, 2004, from $277,000 for the same period in 2003, due primarily to a $101,000 decrease in other operating income, which was partially offset by a $7,000 increase in the gain on sale of loans. The decrease in other operating income reflects the Corporation's $110,000 settlement received in the 2003 period from a lawsuit related to a real estate owned parcel. The increase in gain on sale of loans was due primarily to an increase in loan sales volume year to year.

General, Administrative and Other Expense

General, administrative and other expense increased $2.1 million, or 60.3%, to $5.6 million for the nine months ended September 30, 2004, compared to $3.5 million for the same period in 2003. This increase was due primarily to the $1.5 million contribution to the Cheviot Savings Bank Charitable Foundation, a $400,000, or 19.9%, increase in employee compensation and benefits, a $28,000, or 10.1%, increase in occupancy and equipment expense, a $45,000, or 10.0%, increase in property, payroll and other taxes and a $94,000, or 64.4%, increase in legal and professional expense. The increase in employee compensation and benefits was due primarily to an increase in health insurance costs of approximately $252,000 year to year, expense related to the employee stock ownership plan of $314,000, expense related to staffing increases of $71,000 related to the Mason loan production office which opened in March 2004 and normal merit increases, which were partially offset by a $260,000 decrease in expense related to the directors deferred compensation plan. The increase in occupancy and equipment was due to rent and occupancy costs at the Mason loan production office and increases in utilities costs and repairs expenses at several of the Savings Bank's office locations. The increase in professional fees was due primarily to costs associated with changing the Corporation's reporting year end to December 31 and expenses associated with the reporting requirements of a public company, including Nasdaq fees of approximately $15,000.

Federal Income Taxes

The provision for federal income taxes decreased $179,000, or 20.2%, to $708,000 for the nine months ended September 30, 2004, from $887,000 for the same period in 2003, due primarily to a $1.3 million, or 49.2%, decrease in pre-tax earnings. The Corporation did not record a tax benefit on the charitable contribution of 75,000 shares of its common stock, totaling $750,000, to the Cheviot Savings Bank Charitable Foundation. Management does not anticipate such contribution to be deductible for federal income tax purposes for at least the next two years. The effective tax rate was 34.2% and 34.1% for the nine month periods ended September 30, 2004 and 2003, respectively, excluding the effects of the nondeductible charitable contribution in the 2004 period.

                             Cheviot Financial Corp.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Three-Month Periods Ended September 30, 2004 and 2003
--------------------------------------------------------------------------------

General

Net earnings increased $73,000, or 11.4%, to $716,000 for the three months ended September 30, 2004, from $643,000 for the three months ended September 30, 2003. The increase in net earnings was due primarily to a $356,000 increase in net interest income and an $18,000 increase in other income, which were partially offset by a $261,000 increase in general, administrative and other expense and a $40,000 increase in federal income taxes.

Net Interest Income

Total interest income increased $256,000, or 8.3%, to $3.3 million for the three-months ended September 30, 2004, from the same period in 2003. Interest income on loans increased $87,000, or 3.1%, to $2.9 million during the 2004 period, from $2.8 million for the 2003 period. This increase was due primarily to a $17.9 million, or 9.7%, increase in the average balance of loans outstanding, which was partially offset by a 36 basis point decrease in the weighted-average yield on loans, to 5.66% for 2004 period from 6.02% for the three months ended September 30, 2003.

Interest income on mortgage-backed securities increased $50,000, or 28.1%, to $228,000 for the three months ended September 30, 2004, from $178,000 for the prior period, due primarily to an $11.5 million increase in the balance of securities outstanding, partially offset by a 65 basis point decrease in the average yield year to year. Interest income on investment securities increased $157,000, or 234.3%, to $224,000 for the three months ended September 30, 2004, compared to $67,000 for the same quarter in 2003, due primarily to a $21.1 million, or 207.7%, increase in the average balance of investment securities outstanding and a 24 basis point increase in the average yield, to 2.87% in the 2004 quarter. Interest income on other interest-earning deposits decreased $38,000, or 65.5%, to $20,000 for the three months ended September 30, 2004, due primarily to a $14.3 million decrease in the average balance of interest-earning deposits, compared to the same period in 2003, partially offset by an 81 basis point increase in the weighted-average yield, to 2.08% for the three months ended September 30, 2004.

Interest expense decreased $85,000, or 7.9 %, to $991,000 for the three months ended September 30, 2004, from $1.1 million for the same period in 2003. Interest expense on deposits decreased by $163,000, or 16.9%, to $801,000 from $964,000 due primarily to a 19 basis point decrease in the weighted-average cost of deposits, to 1.79% in the 2004 period, and a $15.8 million, or 8.1%, decline in the weighted-average balance outstanding. Interest expense on borrowings increased by $78,000, or 69.6%, due primarily to a $7.2 million, or 74.5%, increase in the average balance outstanding, which was partially offset by a 14 basis point decline in the average cost of borrowings. The decreases in the yields on interest-earning assets and costs of interest-bearing liabilities were due primarily to the overall decrease in market interest rates during 2004 and 2003.

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $341,000, or 16.9%, to $2.4 million for the three months ended September 30, 2004, from $2.0 million for the comparable period ended September 30, 2003. The average interest rate spread decreased to 2.93% for the three months ended September 30, 2004 from 3.18% for the three months ended September 30, 2003. The net interest margin increased to 3.49% for the three months ended September 30, 2004 from 3.45% for the three months ended September 30, 2003.

                             Cheviot Financial Corp.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Three-Month Periods Ended September 30, 2004 and 2003 (continued)
--------------------------------------------------------------------------------

Provision for Losses on Loans

As a result of an analysis of historical experience, the volume and type of lending conducted by the Savings Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Savings Bank's market area, and other factors related to the collectibility of the Savings Bank's loan portfolio, management concluded that the allowance for loan losses was adequate, and therefore, elected not to record a provision for losses on loans for the three-months ended September 30, 2004, compared to a $15,000 provision recorded for the three-months ended September 30, 2003. The prior period provision was predicated primarily upon growth in the loan portfolio and management's perception of the risk prevalent in the economy. There can be no assurance that the loan loss allowance will be sufficient to cover losses on nonperforming loans in the future.

Other Income

Other income increased $18,000, or 28.6%, to $81,000 for the three months ended September 30, 2004, compared to the same quarter in 2003, due primarily to the effects of a $15,000 loss on sale of real estate acquired through foreclosure in the 2003 period.

General, Administrative and Other Expense

General, administrative and other expense increased $261,000, or 23.9%, to $1.4 million for the three months ended September 30, 2004, from $1.1 million for the same quarter in 2003. This increase was due primarily to a $208,000, or 34.5%, increase in employee compensation and benefits and a $25,000, or 51.0%, increase in legal and professional expense. The increase in employee compensation and benefits was due primarily to expense recognized for the ESOP in the 2004 period of $100,000 and an increase in health coverage costs of approximately $43,000. The increase in health coverage costs year to year reflects the effects of a benefit recorded in the 2003 period due to a change in the estimated costs of the Savings Bank's self-insurance plan. The increase in professional fees was due primarily to costs associated with changing the Corporation's reporting year end to December 31 and expenses associated with the reporting requirements of a public company.

Federal Income Taxes

The provision for federal income taxes increased $40,000, or 12.1%, to $370,000 for the three months ended September 30, 2004, from $330,000 for the same quarter in 2003, due primarily to a $113,000, or 11.6%, increase in pre-tax earnings. The effective tax rates were 34.1% and 33.9% for the three month periods ended September 30, 2004 and 2003, respectively.

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


ITEM 4 CONTROLS AND PROCEDURES

The Corporation's Chief Executive Officer and Chief Financial Officer evaluated the disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this quarterly report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Corporation's disclosure controls and procedures are effective.

There were no significant changes in the Corporation's internal controls or in other factors that could materially affect, or could reasonably be likely to materially affect, these controls subsequent to the date of their evaluation by the Corporation's Chief Executive Officer and Chief Financial Officer, including any corrective actions with regard to material deficiencies and weaknesses.

                             Cheviot Financial Corp.

                                     PART II


ITEM 1.  Legal Proceedings

                  Not applicable

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds
         -----------------------------------------------------------

                  Not applicable

ITEM 3.  Defaults Upon Senior Securities

                  Not applicable

ITEM 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

                  Not applicable

ITEM 5.  Other Information

                  None.

ITEM 6.  Exhibits

          3.1* Charter of Cheviot Financial Corp. (incorporated herein by reference to Exhibit 3.1 to the Corporation's Registration Statement on Form S-1 (Registration No.: 333-106663) filed with the Securities and Exchange Commission on September 30, 2003).

          3.2* Bylaws  of  Cheviot  Financial  Corp.   (incorporated  herein  by
               reference to Exhibit 3.2 to the Corporation's Registration Statement on Form S-1 (Registration No.: 333-106663) filed with the Securities and Exchange Commission on September 30, 2003).

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

          10.4.1* Cheviot  Savings Bank  Directors  Deferred  Compensation  Plan
               (incorporated herein by reference to Exhibit 10.4 to the Corporation's Registration Statement on Form S-1 (Registration
               No.: 333-106663) filed with the Securities and Exchange Commission on September 30, 2003).

          10.4.2*  Amended  and   Restated   Cheviot   Savings   Bank   Deferred
               Compensation Plan (incorporated herein by reference to Exhibit 14 to the Corporation's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 25, 2004).

                             Cheviot Financial Corp.

ITEM 6.  Exhibits (continued)
         ---------

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





Date:   November 10, 2004               By:/s/ Thomas J. Linneman
       ----------------------              ------------------------------
                                           Thomas J. Linneman
                                           President and Chief Executive Officer



Date:   November 10, 2004               By:/s/ Scott T. Smith
       -----------------------             --------------------------------
                                           Scott T. Smith
                                           Chief Financial Officer

                                                                    Exhibit 31.1


                      CERTIFICATION PURSUANT TO RULE 13A-14
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    AS ADOPTED PURSUANT TO SECTION 302 OF THE
                           SARBANES-OXLEY ACT OF 2002



I, Thomas J. Linneman, President and Chief Executive Officer of Cheviot Financial Corp., certify that:


1.   I have reviewed  this  quarterly  report on Form 10-Q of Cheviot  Financial
     Corp.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

     a. Designed such disclosure controls and procedures or caused such disclosure controls to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b. Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this quarterly report based on such evaluation; and

     c. Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a. All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Date:  November 10, 2004               /s/Thomas J. Linneman
                                       ----------------------------------------
                                       Thomas J. Linneman
                                       President and Chief Executive Officer
                                       (principal executive officer)

                                                                   Exhibit 31.2


                      CERTIFICATION PURSUANT TO RULE 13A-14
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    AS ADOPTED PURSUANT TO SECTION 302 OF THE
                           SARBANES-OXLEY ACT OF 2002



I, Scott T. Smith, Chief Financial Officer of Cheviot Financial Corp., certify that:


1.   I have reviewed  this  quarterly  report on Form 10-Q of Cheviot  Financial
     Corp.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

     a. Designed such disclosure controls and procedures or caused such disclosure controls to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b. Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this quarterly report based on such evaluation; and

     c. Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a. All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

     b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Date:  November 10, 2004                 /s/Scott T. Smith
                                         -----------------------------------
                                            Scott T. Smith
                                            Chief Financial Officer
                                            (principal financial officer)

                                                                   Exhibit 32.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Cheviot Financial Corp. (the "Company"), on Form 10-Q for the period ended September 30, 2004, as filed with the Securities and Exchange Commission on the date of this Certification (the "Report"), I, Thomas J. Linneman, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

A signed original of this written statement required by Section 906 has been provided to Cheviot Financial Corporation and will be retained by Cheviot Financial Corporation and furnished to the Securities and Exchange Commission or its staff upon request.


                                        /s/Thomas J. Linneman
                                        -------------------------------
                                           Thomas J. Linneman
                                          President and Chief Executive Officer

         Date:  November 10, 2004

                                                                    Exhibit 32.2

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Cheviot Financial Corp. (the "Company"), on Form 10-Q for the period ended September 30, 2004, as filed with the Securities and Exchange Commission on the date of this Certification (the "Report"), I, Scott T. Smith, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

A signed original of this written statement required by Section 906 has been provided to Cheviot Financial Corporation and will be retained by Cheviot Financial Corporation and furnished to the Securities and Exchange Commission or its staff upon request.



                                         /s/Scott T. Smith
                                         -------------------------------------
                                            Scott T. Smith
                                            Chief Financial Officer

         Date:  November 10, 2004