Form 10-K
period 2004-12-31
CHEVIOT FINANCIAL CORP
filed 2005-03-31
CIK 1248124

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the Fiscal Year Ended December 31, 2004
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from _________________ to _____________________


                        COMMISSION FILE NUMBER: 000-33405

                             CHEVIOT FINANCIAL CORP.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

              FEDERAL                                      56-2423720
  ----------------------------------                 -----------------------
   (State or Other Jurisdiction of                      (I.R.S. Employer
    Incorporation or Organization)                      Identification No.)


       3723 GLENMORE AVENUE, CHEVIOT, OHIO                      45211
  --------------------------------------------               -----------
    (Address of Principal Executive Offices)                  (Zip Code)


                                 (513) 661-0457
               ---------------------------------------------------
               (Registrant's Telephone Number including area code)

           Securities Registered Pursuant to Section 12(b) of the Act:

                                      NONE
                                      ----

           Securities Registered Pursuant to Section 12(g) of the Act:

                     COMMON STOCK, PAR VALUE $.01 PER SHARE
                     --------------------------------------
                                (Title of Class)

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days.
YES   X    NO
    -----     -----

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-22).
YES        NO   X
    -----     -----

        As of June 30, 2004, there were 9,918,751 shares outstanding of the Registrant's Common Stock. The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the average bid and asked prices of the Common Stock as of June 30, 2004, ($10.55) was $41,235,983.

                       DOCUMENTS INCORPORATED BY REFERENCE

1.      Proxy Statement for the 2005 Annual Meeting of Stockholders (Parts I and
        III).

                                TABLE OF CONTENTS

Item 1.  Business..............................................................2
         Regulation...........................................................22
         Taxation.............................................................29
         Management...........................................................30
Item 2.  Properties...........................................................30
Item 3.  Legal Proceedings....................................................30
Item 4.  Submission of Matters to a Vote of Security Holders..................31
Item 5.  Market for Registrant's Common Equity and Related Stockholder
            Matters and Issuer Purchases of Equity Securities.................31
Item 6.  Selected Financial Data..............................................31
Item 7A. Quantitative and Qualitative Disclosures About Market Risk...........31
Item 8.  Financial Statements and Supplementary Data..........................31
Item 9.  Changes in and Disagreements With Accountants On
         Accounting and Financial Disclosure..................................32
Item 9A. Controls and Procedures..............................................32
Item 9B. Other Information....................................................32
Item 10. Directors and Executive Officers of the Registrant...................32
Item 11. Executive Compensation...............................................32
Item 12. Security Ownership of Certain Beneficial Owners and Management
            and Related Stockholder Matters...................................33
Item 13. Certain Relationships and Related Transactions.......................33
Item 14. Principal Accountant Fees and Services...............................33
Item 15. Exhibits and Financial Statement Schedules...........................34

                                     PART I

ITEM 1.   BUSINESS

FORWARD LOOKING STATEMENTS

        This Annual Report contains certain "forward-looking statements" which may be identified by the use of words such as "believe," "expect," "anticipate," "should," "planned," "estimated" and "potential." Examples of forward-looking statements include, but are not limited to, estimates with respect to our financial condition, results of operations and business that are subject to various factors which could cause actual results to differ materially from these estimates and most other statements that are not historical in nature. These factors include, but are not limited to, general and local economic conditions, changes in interest rates, deposit flows, demand for mortgage, commercial and other loans, real estate values, competition, changes in accounting principles, policies, or guidelines, changes in legislation or regulation, and other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing products and services.

GENERAL

CHEVIOT FINANCIAL CORP.

        Following completion of our mutual holding company reorganization and stock offering on January 5, 2004, Cheviot Financial Corp. became the mid-tier stock holding company for Cheviot Savings Bank. The business of Cheviot Financial Corp. consists of holding all of the outstanding common stock of Cheviot Savings Bank. Cheviot Financial Corp. is chartered under Federal law. As part of our reorganization, we issued a total of 9,918,751 shares of common stock. Our mutual holding company parent, Cheviot Mutual Holding Company, received 5,455,313 of our common shares, and we sold 4,388,438 shares to our depositors and a newly formed Employee Stock Ownership Plan. In addition, 75,000 shares were issued to a charitable foundation formed by Cheviot Savings Bank. Under federal regulations, so long as Cheviot Mutual Holding Company exists, it will own at least 50.1% of the voting stock of Cheviot Financial Corp. At December 31, 2004, Cheviot Financial Corp. had total consolidated assets of $276.6 million, total deposits of $180.0 million, and stockholders' equity of $77.9 million. Our executive offices are located at 3723 Glenmore Avenue, Cheviot, Ohio 45211, and our telephone number is (513) 661-0457.

        In 2003, Cheviot Savings Bank's board of directors decided to change the Bank's fiscal year end from March 31 to December 31. In this regard, the Company's fiscal year ends on December 31.

CHEVIOT SAVINGS  BANK

        Cheviot Savings Bank was established in 1911 as an Ohio-chartered savings and loan association. Following our reorganization we became an Ohio-chartered stock savings and loan. Our primary business activity is the origination of one- to four-family real estate loans. To a lesser extent, we originate construction, multi-family, commercial real estate and consumer loans. We also invest in securities, primarily United States Government Agency securities and mortgage-backed securities.

MARKET AREA

        We conduct our operations from our executive office in Cheviot, Ohio, three full-service branches, all of which are located in the western section of Hamilton County, Ohio, and a lending center in Warren County, Ohio. Cheviot, Ohio is located in Hamilton County and is 10 miles west of downtown

Cincinnati. Hamilton County, Ohio represents our primary geographic market area for loans and deposits with our remaining business operations conducted in the larger Cincinnati metropolitan area which includes Warren, Butler and Clermont Counties. We also conduct a moderate level of business in the southeastern Indiana region, primarily in Dearborn, Ripley, Franklin and Union Counties. We will also originate loans secured by properties in Northern Kentucky. The local economy is diversified into most economic sectors, with services, trade and manufacturing employment remaining the most prominent employment sectors in Hamilton County. Hamilton County is a primarily developed and urban county. The employment base is well diversified and there is no dependence on one area of the economy for continued employment. Our future growth opportunities will be influenced by the growth and stability of the regional, state and national economies, other demographic trends and the competitive environment.

        Hamilton County and Cincinnati have experienced a declining population since the 1990 census while the other counties in which we conduct business have experienced an increasing population. The population decline in both Hamilton County and the City of Cincinnati results from the other counties and Northern Kentucky being more successful in attracting new and existing businesses to locate within their areas through economic incentives, including less expensive real estate options for office facilities. Individuals are moving to these other areas to be closer to their place of employment, for newer, less expensive housing and more suburban neighborhoods. Median household and per capita income measures for Hamilton County are above comparable measures for both the United States and Ohio, which we believe indicates the relatively stable and diversified economy in the regional market served by Cheviot Savings Bank. Recent employment trends indicate lower levels of unemployment in Hamilton County compared to national and state-wide unemployment rates.

        We believe that we have developed products and services that will meet the financial needs of our current and future customer base; however, we, plan and believe it is necessary, to expand the range of products and services that we offer to be more competitive in-our market area. Marketing strategies will focus on the strength of our knowledge of local consumer and small business markets, as well as expanding relationships with current customers and reaching out to develop new, profitable business relationships.

COMPETITION.

        We face intense competition within our market both in making loans and attracting deposits. Hamilton County has a high concentration of financial institutions including large money center and regional banks, community banks and credit unions. Some of our competitors offer products and services that we currently do not offer, such as trust services and private banking. Our competition for loans and deposits comes principally from commercial banks, savings institutions, mortgage banking firms, consumer finance companies and credit unions. We face additional competition for deposits from short-term money market funds, brokerage firms, mutual funds and insurance companies. Our primary focus is to build and develop profitable customer relationships across all lines of business while maintaining our position as a community bank.

LENDING ACTIVITIES.

        GENERAL. Historically, our principal lending activity has been the origination, for retention in our portfolio, of fixed-rate and adjustable-rate mortgage loans collateralized by one- to four-family residential real estate located within our primary market area. During 2003, we began selling certain fixed-rate loans into the secondary market. We also originate commercial real estate loans, including multi-family residential real estate loans, construction loans and consumer loans.

        LOAN PORTFOLIO COMPOSITION. Set forth below is selected information concerning the composition of our loan portfolio in dollar amounts and in percentages as of the dates indicated.


                                            AT DECEMBER 31,                                      AT MARCH 31,
                                ---------------------------------------   ----------------------------------------------------------
                                       2004                 2003                 2003                 2002               2001
                                ------------------   ------------------   ------------------   -----------------  ------------------

                                 AMOUNT    PERCENT    AMOUNT    PERCENT    AMOUNT    PERCENT    AMOUNT   PERCENT   AMOUNT    PERCENT
                                --------   -------   --------   -------   --------   -------   --------  -------  --------   -------
                                                                      (DOLLARS IN THOUSANDS)
Real estate loans:
   One-to four-family
      residential(1)........    $182,016    86.86%   $166,998    86.11%   $163,232    85.91%   $146,747   85.51%  $122,019    83.43%
   Multi-family residential.       9,944     4.75       7,714     3.98       7,787     4.10       7,281    4.24      9,264     6.33
   Construction.............      10,718     5.11      13,770     7.10      12,368     6.51      10,773    6.28      5,454     3.73
   Commercial(2)............       6,750     3.22       5,278     2.72       6,305     3.32       6,569    3.83      9,309     6.37
Consumer(3).................         133     0.06         169     0.09         303     0.16         240    0.14        200     0.14
                                --------   ------    --------   ------    --------   ------    --------  ------   --------   ------

Total loans.................     209,561   100.00%    193,929   100.00%    189,995   100.00%    171,610  100.00%   146,246   100.00%
                                           ======               ======               ======              ======              ======

Less:.......................
   Undisbursed portion of
      loans in process......       4,754                6,038                6,584                4,452              2,365
   Net deferred loan
      origination fees......         233                  270                  232                  125                 95
   Allowance for loan
      losses................         732                  768                  735                  483                239
                                --------             --------             --------             --------           --------

Total loans, net............    $203,842             $186,853             $182,444             $166,550           $143,547
                                ========             ========             ========             ========           ========

--------------------------
(1) Includes home equity lines of credit, loans purchased and loans held for sale.
(2)     Includes land loans.
(3)     Loans secured by deposit accounts.

        LOAN MATURITY SCHEDULE. The following table sets forth certain information as of December 31, 2004, regarding the amount of loans maturing in our portfolio.

                                                               AT DECEMBER 31, 2004
                             --------------------------------------------------------------------------------------

                                                                                   TEN
                                              ONE         THREE        FIVE       THROUGH     BEYOND
                              WITHIN ONE    THROUGH      THROUGH      THROUGH     TWENTY      TWENTY
                                YEAR(2)   THREE YEARS   FIVE YEARS   TEN YEARS     YEARS       YEARS       TOTAL
                             --------------------------------------------------------------------------------------
                                                                  (IN THOUSANDS)
Real estate loans:
   One-to four-family
   residential(1)..........  $     4,826   $   10,487   $   11,708  $   35,587   $  108,594  $   10,814  $  182,016
   Multi-family residential          273          606          699       2,245        6,121          --       9,944
   Construction............          264          577          648       1,993        7,236          --      10,718
   Commercial(2)...........          185          412          474       1,524        4,155          --       6,750
Consumer(3)................           93           40           --          --           --          --         133
                             -----------   ----------   ----------  ----------   ----------  ----------  ----------

Total loans................  $     5,641   $   12,122   $   13,529  $   41,349   $  126,106  $   10,814  $  209,561
                             ===========   ==========   ==========  ==========   ==========  ==========  ==========

----------------------------
(1) Includes home equity lines of credit, loans purchased, loans held for sale and construction loans.
(2)     Includes land loans.
(3)     Loans secured by deposit accounts.

        FIXED AND ADJUSTABLE-RATE LOAN SCHEDULE. The following table sets forth at December 31, 2004, the dollar amount of all fixed-rate and adjustable-rate first mortgage loans and home equity lines of credit due after December 31, 2005.

                                        DUE AFTER DECEMBER 31, 2005
                                     --------------------------------

                                                 FLOATING
                                                    OR
                                       FIXED    ADJUSTABLE    TOTAL
                                     --------- ------------ ---------
                                                (IN THOUSANDS)
        Real estate loans:
           One-to four-family
           residential(1)..........   $142,638   $ 34,552    $177,190
           Multi-family residential      7,785      1,886       9,671
           Construction ...........     10,454         --      10,454
           Commercial(2)...........      5,285      1,280       6,565
        Consumer(3)................         40         --          40
                                      --------   --------    --------

        Total loans................   $166,202   $ 37,718    $203,920
                                      ========   ========    ========

        -----------------------
        (1) Includes home equity lines of credit, loans purchased, loans held for sale and construction loans.
        (2)     Includes land loans.
        (3)     Loans secured by deposit accounts.

        RESIDENTIAL MORTGAGE LOANS. Cheviot Savings Bank originates mortgage loans secured by one-to four-family properties, most of which serve as the primary residence of the owner. As of December 31, 2004, one-to four-family residential mortgage loans totaled $182.0 million, or 86.9% of our total loan portfolio. At December 31, 2004, our one-to four-family residential loan portfolio consisted of 23.3% in adjustable-rate loans and 76.7% in fixed-rate loans. Most of our loan originations result from relationships with existing or past customers, members of our local community and referrals from realtors, attorneys and builders.

        Our mortgage loans generally, have terms from 15 to 30 years and amortize on a monthly basis with principal and interest due each month. As of December 31, 2004, we offered the following residential mortgage loan products:

        o       Fixed-rate loans of various terms;

        o       Adjustable-rate loans;

        o       Home equity lines of credit;

        o       Loans tailored for first time home buyers; and

        o       Construction/permanent loans.

        Residential real estate loans may remain outstanding for significantly shorter periods than their contractual terms as borrowers refinance or prepay loans at their option without penalty. Our residential mortgage loans customarily contain "due on sale" clauses which permit us to accelerate the indebtedness of the loan upon transfer of ownership in the mortgage property.

        We currently sell a portion of our conforming fixed-rate loans in the secondary market and hold the remaining fixed-rate loans and adjustable-rate loans in our portfolio. We retain servicing on all loans sold. We lend up to a maximum loan-to-value ratio of 100% on mortgage loans secured by owner-occupied properties, with the condition that private mortgage insurance is required on loans with a loan-to-value ratio in excess of 85%. To a lesser extent, we originate non-conforming loans that are tailored to the needs of the local community.

        Our adjustable-rate mortgage loans are originated with a maximum term of 30 years. Adjustable-rate loans include loans that provide for an interest rate based on the interest paid on U.S. Treasury Securities of corresponding terms, plus a margin. Our adjustable-rate mortgages include limits on the increase or decrease in the interest rate. The interest rate may increase or decrease by a maximum of 2.0% per adjustment with a ceiling rate over the life of the loan, which generally is 5.0%. We currently offer adjustable-rate loans with initial rates below those which would prevail under the foregoing computations based upon our determination of market factors and competitive rates for adjustable-rate loans in our market. For one year adjustable-rate loans, borrowers are qualified at the initial rate and at 2.0% over the initial rate. For all other adjustable-rate loans, borrowers are qualified at the initial rate.

        The retention of adjustable-rate loans in our portfolio helps reduce exposure to changes in interest rates. However, there are credit risks resulting from potential increased costs to the borrower as a result of rising interest rates. During periods of rising interest rates, the risk of default on adjustable-rate mortgages may increase due to the upward adjustment of interest cost to the borrower.

        During the year ended December 31, 2004, we originated $17.1 million in adjustable-rate mortgage loans and $43.5 million in fixed-rate mortgage loans.

        Home equity lines of credit are generally made for owner-occupied homes and are secured by first or second mortgages on residential properties. We are attempting to increase our originations of home equity lines of credit. We generally offer home equity lines of credit with a maximum loan to appraised value ratio of 85% including senior liens on the subject property. We currently offer these loans for terms of up to 10 years, and with adjustable rates that are tied to the prime rate. At December 31, 2004, home equity lines of credit represented $7.3 million of our one-to four-family residential loans.

        CONSTRUCTION LOANS. Cheviot Savings Bank originates construction loans for owner-occupied residential real estate, and, to a lesser extent, for commercial builders of residential real estate, improvement to existing structures, new construction for commercial purposes and residential land development.

        At December 31, 2004, construction loans represented $10.7 million, or 5.1%, of Cheviot Savings Bank's total loans. At December 31, 2004, the unadvanced portion of these constructions loans totaled $4.8 million.

        Cheviot Savings Bank's construction loans generally provide for the payment of interest only during the construction phase (12 months for single family residential and varying terms for commercial property and land development). At the end of the construction phase, the loan converts to a permanent mortgage loan. Before making a commitment to fund a construction loan, Cheviot Savings Bank requires detailed cost estimates to complete the project and an appraisal of the property by an independent licensed appraiser. Cheviot Savings Bank also reviews and inspects each property before disbursement of funds during the term of the construction loan. Loan proceeds are disbursed after inspection based on the percentage of completion method.

        Construction lending generally involves a greater degree of risk than other one-to four-family mortgage lending. The repayment of the construction loan is, to a great degree, dependent upon the successful and timely completion of construction. Various potential factors including construction delays or the financial viability of the builder may further impair the borrower's ability to repay the loan.

        MULTI-FAMILY LOANS. At December 31, 2004, $9.9 million, or 4.8%, of our total loan portfolio consisted of loans secured by multi-family real estate. We originate fixed-rate and adjustable rate multi-family real estate loans with amortization schedules of up to 25 years. We generally lend up to 80% of the property's appraised value. Appraised values are determined by an outside independent appraiser that we designate. In deciding to originate a multi-family loan, we review the creditworthiness of the borrower, the expected cash flows from the property securing the loan, the cash flow requirements of the borrower, the value of the property and the quality of the management involved with the property. We generally obtain the personal guarantee of the principals when originating multi-family real estate loans.

        Multi-family real estate lending is generally considered to involve a higher degree of credit risk than one-to four-family residential lending. Such lending may involve large loan balances concentrated on a single borrower or group of related borrowers. In addition, the payment experience on loans secured by income producing properties typically depends on the successful operation of the related real estate project. Consequently, the repayment of the loan may be subject to adverse conditions in the real estate market or the economy generally.

        COMMERCIAL REAL ESTATE LOANS. We originate commercial real estate loans to finance the purchase of real property, which generally consists of land and/or developed real estate. In underwriting commercial real estate loans, consideration is given to the property's historic and projected cash flow, current and projected occupancy, location, physical condition and credit worthiness of the borrower. At December 31, 2004, our commercial real estate portfolio totaled $6.8 million, or 3.2%, of total loans. A majority of our commercial real estate loans are secured by properties in Hamilton County. Our commercial real estate portfolio is diverse as to borrower and property type.

        Commercial real estate lending involves additional risks compared to one- to four-family residential lending because payments on loans secured by commercial real estate properties are often dependent on the successful operation or management of the properties, and/or the collateral value of the commercial real estate securing the loan. Repayment of such loans may be subject, to a greater extent than residential loans, to adverse conditions in the real estate market or the economy. Also, commercial real estate loans typically involve large loan balances to single borrowers or groups of related borrowers. Our policies limit the amount of loans to a single borrower or group of related borrowers to reduce this risk.

        Commercial real estate loans generally have a higher rate of interest and shorter term than residential mortgage loans because of increased risks associated with commercial real estate lending. Commercial real estate loans are generally offered at one year adjustable-rates and fixed-rates with a term generally not exceeding 25 years.

        CONSUMER LOANS. On a limited basis, we make loans secured by deposit accounts up to 90% of the amount of the depositor's collected deposit account balance. At December 31, 2004, these loans totaled $133,000, or 0.06%, of total loans. Consumer loans are generally offered for terms of one to five years depending on the collateral and at fixed or variable rates of interest depending on the product.

        LOAN ORIGINATIONS, PURCHASES, SALES AND SERVICING. While we originate both fixed-rate and adjustable-rate loans, our ability to generate each type of loan depends upon relative borrower demand and the pricing levels as set in the local marketplace by competing banks, thrifts, credit unions, and mortgage banking companies. Our volume of real estate loan originations is influenced significantly by market interest rates, and, accordingly, the volume of our real estate loan originations can vary from period to period. Our volume of commercial real estate lending has decreased in recent years due to our effort to improve asset quality and to emphasize relationship banking.

        The following table sets forth the loan origination, sales and repayment activities of Cheviot Savings Bank for the periods indicated.

                                                                   FOR THE
                                                     FOR THE     NINE MONTHS
                                                    YEAR ENDED      ENDED
                                                   DECEMBER 31   DECEMBER 31,     FOR THE YEAR ENDED MARCH 31,
                                                  -----------------------------------------------------------------
                                                       2004          2003        2003         2002         2001
                                                  -----------------------------------------------------------------
                                                                             (IN THOUSANDS)
Balance outstanding at beginning or period          $186,853       $182,444    $166,550     $143,547     $139,076

Originations, including purchased loans
   Real estate loans:
      One-to four-family residential(1)...            47,736         42,667      54,106       49,330       18,831
      Multi-family residential............             2,406            998       3,936        1,671          382
      Construction........................             8,886          9,023      11,784        3,676        8,291
      Commercial(2).......................             1,541            926       2,922        2,290          839
   Consumer(3)............................                39             30         192          351          123
                                                  -----------------------------------------------------------------
        Total loan originations...........            60,608         53,644      72,940       57,318       28,466
                                                  -----------------------------------------------------------------

Less:
   Principal repayments...................            40,605         46,669      56,260       33,872       23,953
   Transfers to foreclosed real estate....               293             46         157          196          107
   Loans sold in the secondary market(4)..             2,793          2,598         481          ---          ---
   Other(5)...............................               (72)           (78)        148          247          (65)
                                                  -----------------------------------------------------------------
      Total deductions....................            43,619         49,235      57,046       34,315       23,995
                                                  -----------------------------------------------------------------
   Balance outstanding at end of period...          $203,842       $186,853    $182,444     $166,550     $143,547
                                                    ========       ========    ========     ========     ========

----------------------------
(1) Includes home equity lines of credit, loans purchased and loans held for sale.
(2)     Includes land loans.
(3)     Loans secured by deposit accounts.
(4)     Loans sold to the Federal Home Loan Bank of Cincinnati.
(5) Other items consist of loans in process, deferred loan origination fees, unearned interest and the allowance for loan losses.

        LOAN APPROVAL PROCEDURES AND AUTHORITY. The lending activities of Cheviot Savings Bank are subject to the written underwriting standards and loan origination procedures established by the board of directors and management. Loan originations are obtained through a variety of sources, primarily consisting of existing customers and referrals from real estate brokers. Written loan applications are taken by one of Cheviot Savings Bank's loan officers. The loan officer also supervises the procurement of reports, appraisals and other documentation involved with a loan. Cheviot Savings Bank obtains property appraisals from independent appraisers on substantially all of its loans.

        Cheviot Savings Bank's loan approval process is intended to provide direction to management on all phases of real estate lending activity since such real estate mortgage lending is the single most important revenue producing investment of Cheviot Savings Bank. Therefore, Cheviot Savings Bank believes that the underwriting of mortgage loans should be consistent with safe and sound practices to ensure the financial viability of the Bank. The loan underwriting policy is also established to provide appropriate limits and standards for all extensions of credit in real estate or for the purpose of financing the construction of a building or other improvement. Cheviot Savings Bank's loan committee has the authority to approve or deny loan applications on one-to four-family owner occupied properties up to $500,000. This committee also has the authority for approving or denying loan applications on non-owner occupied properties up to $100,000. The loan committee reviews all loan applications submitted to Cheviot Savings Bank and lists such applications on a review sheet that is submitted to the board of directors. The board of directors ratifies all loans approved by the loan committee and approves all other loans other than those specifically set forth above.

        LOANS TO ONE BORROWER. State savings and loan institutions are subject to the same loans to one borrower limits as those applicable to national banks, which under current regulations restrict loans to one borrower to an amount equal to 15% of unimpaired equity on an unsecured basis, and an additional amount equal to 10% of unimpaired equity if the loan is secured by readily marketable collateral (generally, financial instruments and bullion, but not real estate). Our loans to one borrower limit under this regulation is $8.9 million. Our policy provides that loans to one borrower (or related borrowers) should not exceed $4.0 million (excluding the borrower's principal residence). However, the board of directors may amend this limitation annually based on the asset growth and capital position of Cheviot Savings Bank.

        At December 31, 2004, the largest aggregate credit exposure to one borrower consisted of five loans totaling $3.0 million. These loans were performing in accordance with their terms. There were nine additional credit relationships, including committed amounts, in excess of $1.0 million at December 31, 2004.

ASSET QUALITY.

        GENERAL. One of our key operating objectives has been, and continues to be, to maintain a high asset quality. Our high proportion of one- to four-family mortgage loans, our maintenance of sound credit standards for new loan originations and our loan administration procedures have resulted in our impaired and non-performing loans totaling to $251,000, or 0.12% of total loans at December 31, 2004.

        COLLECTION PROCEDURES. When a borrower fails to make required payments on a loan, we take a number of steps to induce the borrower to cure the delinquency and restore the loan to a current status. Cheviot Savings Bank has implemented certain loan tracking policies and collection procedures to ensure effective management of classified assets. Cheviot Savings Bank generally sends a written notice of non-payment to its borrower after a loan is first past due. If payment has not been received within a reasonable time period, personal contact efforts are attempted by telephone or by letter. If no payment is received the following month, a letter stating that the borrower is two months behind is mailed indicating that the borrower needs to contact our collections department, and make payment arrangements. If the borrower has missed two consecutive payments, a demand letter will be sent by certified mail. On all accounts that are not current ten days after the completion of the last step set forth above our collection manager or staff member contacts the borrower by phone at their home and if necessary, at their place of employment in order to establish communications with the borrower concerning the delinquency and to try to establish a meeting with the borrower to determine what steps are needed to bring the borrower to a current status. If contact with the borrower by telephone is unsuccessful and the loan becomes 60 days delinquent Cheviot Savings Bank sends a letter stating its intention to begin foreclosure procedures. If no satisfactory agreement has been reached with the borrower within 15 days after the foreclosure intention letter, the Board of Directors will consider the status of the delinquency and may authorize Cheviot Savings Bank's attorney to send a letter to the borrower advising the borrower that foreclosure proceedings will be initiated and setting forth the conditions which could forestall the foreclosure. In selected cases, Cheviot Savings Bank may make an economic decision to forego foreclosure and work with the borrower to-bring the loan current. Repayment schedules may be entered into with chronically delinquent borrowers if management determines this resolution is more advantageous to Cheviot Savings Bank.

        In connection with home equity lines of credit, when payment is first past due the collection manager or staff member attempts to contact the borrower by phone at their home. If phone contact is unsuccessful, the collection manager or staff member will mail a late notice to the borrower at the beginning of the following month indicating the need to contact the collections personnel and bring the loan current. If the preceding steps are unsuccessful then the collection manager will implement the steps described above leading to foreclosure.

        Cheviot Savings Bank has implemented several credit risk measures in the loan origination process that have served to reduce potential losses. Cheviot Savings Bank also seeks to limit loan portfolio credit risk by originating in the local market generally one- to four-family permanent mortgage loans with a loan-to-value of 85% or less, and one and two family owner-occupied residential mortgage loans with a loan-to-value of 85%, with private mortgage insurance, required on loans originated with a loan-to-value above 85%. Cheviot Savings Bank has implemented conservative loan underwriting guidelines and makes exceptions in originating such loans only if there are sound reasons for such exceptions.

        Credit risk on commercial real estate loans is managed by generally limiting such lending to local markets and emphasizing sound underwriting and monitoring the financial status of the borrower. In originating such loans Cheviot Savings Bank seeks debt service coverage ratios in excess of 1.00x.

        To limit the impact of loan losses in any given quarter, Cheviot Savings Bank seeks to maintain an adequate level of valuation allowances. Its management and board of directors review the level of general valuation allowances on a quarterly basis to ensure that adequate coverage against known and inherent losses is maintained, based on the level of non-performing and classified assets, our loss history and industry trends and economic trends.

        Cheviot Savings Bank has established detailed asset review policies and procedures which are consistent with generally accepted accounting principles. Quarterly reviews of the valuation allowance are conducted by the board of directors. Pursuant to these procedures, when needed, additional valuation allowances are established to cover anticipated losses in the portfolio.

        We hold foreclosed property as other real estate owned. We carry foreclosed real estate at lower of cost or fair value less estimated selling costs. If a foreclosure action is commenced and the loan is not brought current, paid in full, or refinanced before the foreclosure sale, we either sell the real property securing the loan at the foreclosure sale or sell the property as soon thereafter as practical.

        Marketing real estate owned generally involves listing the property for sale. Cheviot Savings Bank maintains the real estate owned in good condition to enhance its marketability. As of December 31, 2004, we had one property classified as real estate owned. The carrying value of this property was $90,000 at December 31, 2004.

        DELINQUENT LOANS AND NON-PERFORMING LOANS AND ASSETS. Our policies require that the collection manager monitor the status of the loan portfolios and report to the Board on a monthly basis. These reports include information on delinquent loans, criticized and classified assets, foreclosed real estate and our plans to cure the delinquent status of the loans.

        It is Cheviot Savings Bank's policy to underwrite single-family residential loans on no more than an 85% loan-to-value ratio and all other loans (multi-family, construction, commercial and consumer) on no more than an 80% loan-to-value ratio. It has been the Bank's experience that interest on delinquent loans is generally recovered in ultimate settlement of the loan due to this conservative underwriting policy. We generally stop accruing interest on our one-to four-family residential, construction and commercial loans when interest or principal payments are 150 days in arrears. Consumer loans are comprised exclusively of loans secured by deposits with Cheviot Savings Bank. Such loans are placed on non-accrual status should they become 90 days delinquent. The Bank will stop accruing interest earlier when the timely collectibility of such interest or principal is doubtful.

        We designate loans on which we stop accruing interest as non-accrual loans and we reverse outstanding interest that we previously credited. We may recognize income in the period that we collect it, when the ultimate collectibility of principal is no longer in doubt. We return a non-accrual loan to accrual status when factors indicating doubtful collection no longer exist and the loan has been brought current. In accordance with industry standards and regulatory requirements, it is Cheviot Savings Bank's policy to charge-off a loan when it becomes apparent that recovery of amounts due is not probable, either from expected payments from the borrower or from settlement of the collateral.

        The following table sets forth certain information regarding delinquencies in our loan portfolio as of December 31, 2004.

                                                          AT DECEMBER 31, 2004
                                    ---------------------------------------------------------------
                                           30-59                 60-89               90 OR MORE
                                    -------------------   -------------------   -------------------
                                      DAYS DELINQUENT       DAYS DELINQUENT        DAYS DELINQUENT

                                                PERCENT               PERCENT               PERCENT
                                                OF NET                OF NET                OF NET
                                     AMOUNT     LOANS      AMOUNT     LOANS      AMOUNT     LOANS
                                    --------   --------   --------   --------   --------   --------
                                                         (DOLLARS IN THOUSANDS)
Real Estate Loans:
   One-to four-family
      residential(1)...........     $    109     0.05%    $     29     0.01%    $    141      0.07%
   Multi-family residential....           --        --          --        --          --         --
   Construction................           --        --          --        --          --         --
   Commercial(2)...............           --        --          --        --          94       0.05
Consumer(3)....................           --        --          --        --          --         --
                                    --------    ------    --------    ------    --------     ------
Total delinquent loans.........     $    109     0.05%    $     29     0.01%    $    235      0.12%
                                    ========    ======    ========    ======    ========     ======

--------------------------
(Footnotes on next page).

        The following table sets forth information regarding impaired and non-performing loans and assets.

                                                         AT DECEMBER 31,                     AT MARCH 31,
                                                    -------------------------   --------------------------------------
                                                       2004           2003         2003          2002          2001
                                                    ----------     ----------   ----------    ----------    ----------
                                                                        (DOLLARS IN THOUSANDS)
Non-accrual real estate loans:
  One-to four-family residential(1).........        $       96     $       4    $      137    $      162    $      280
  Multi-family residential..................                --            --            --            --            --
  Construction..............................                --            --            --            --            --
  Commercial(2).............................                94           226            --            29            93
Consumer(3).................................                --            --            --            --            --
                                                    ----------     ---------    ----------    ----------    ----------
Total non-accruing loans(4).................               190           230           137           191           373
Impaired loans..............................                33            38            40            40            40
Accruing loans delinquent 90 days or more...                28           194            58           385           135
                                                    ----------     ---------    ----------    ----------    ----------
Total non-performing loans..................               251           462           235           616           548
Other real estate owned.....................                90            46           154         1,737         3,183
                                                    ----------     ---------    ----------    ----------    ----------
Total non-performing assets.................        $      341     $     508    $      376    $      770    $    2,285
                                                    ==========     =========    ==========    ==========    ==========

Non-performing assets to total assets.......             0.12%         0.16%         0.15%         0.34%         1.01%
Non-performing loans to net loans...........             0.12%         0.25%         0.13%         0.37%         0.38%

--------------------------------
(1) Includes home equity lines of credit, loans purchased and loans held for sale.
(2)     Includes loans secured by land.
(3)     Loans secured by deposit accounts.
(4) For the year ended December 31, 2004, and the nine months ended December 31, 2003, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $17,000 and $16,000, respectively.

        Non-performing and impaired loans totaled $251,000 at December 31, 2004. Our $28,000 in accruing loans delinquent 90 days or more at December 31, 2004 consisted of one residential mortgage loan.

        Our loan review procedures are performed quarterly. With respect to multi-family and commercial loans, we consider a loan impaired when, based on current information and events, it is probable, that we will be unable to collect all amounts due according to the loan's contractual terms.

        We review all multi-family and commercial loans for impairment. These loans are individually assessed to determine whether the loan's carrying value is in excess of the fair value of the collateral or the present value of the loan's expected cash flows. Smaller balance homogenous loans that are collectively evaluated for impairment, such as residential mortgage loans and consumer loans, are specifically excluded from the impairment review. However, homogenous loans with similar risk of loss characteristics are evaluated for specific losses.

        CLASSIFIED ASSETS. Federal regulations require that each insured savings institution classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, federal examiners have authority to identify problem assets and, if appropriate, classify them. There are three classifications for problem assets: "substandard," "doubtful" and "loss." Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a higher possibility of loss. An asset classified as a loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. Another category designated "special mention" also may be established and maintained for assets which do not currently expose an insured institution to a sufficient degree of risk to warrant classification as substandard, doubtful or loss. If a classified asset is deemed to be impaired with measurement of loss, Cheviot Savings Bank may establish a specific allowance pursuant to SFAS No. 114. Similarly, with respect to homogenous loan types with specific common risks, a specific loan loss allowance is established. The following table sets forth information regarding classified assets as of December 31, 2004 and 2003.

                                                       AT DECEMBER 31,
                                                 -------------------------
                                                     2004         2003
                                                 -----------   -----------
                                                       (IN THOUSANDS)
        Classification of Assets:
          Special Mention................        $         --  $       --
          Substandard....................                 770          721
          Doubtful.......................                  --           --
          Loss...........................                  --           --
                                                 -------------------------
        Total............................        $        770  $       721
                                                 =========================

        General loss allowances established to cover losses related to assets classified substandard and doubtful may be included in determining an institution's regulatory capital, while specific valuation allowances for loan losses do not qualify as regulatory capital. Federal examiners may disagree with an insured institution's classifications and amounts reserved.

        ALLOWANCE FOR LOAN LOSSES. We maintain the allowance through provisions for loan losses that we charge to income. We charge losses on loans against the allowance for loan losses when we believe the collection of loan principal is unlikely. Recoveries on loans charged-off are restored to the allowance for loan losses. The allowance for loan losses is maintained at a level believed, to the best of management's knowledge, to cover all known and inherent losses in the portfolio both probable and reasonable to estimate at each reporting date. The level of allowance for loan losses is based on management's periodic review of the collectibility of the loans principally in light of our historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and current and anticipated economic conditions in the primary lending area.

        In addition, the regulatory agencies, as an integral part of their examination and review process, periodically review our loan portfolios and the related allowance for loan losses. Regulatory agencies may require us to increase the allowance for loan losses based on their judgments of information available to them at the time of their examination, thereby adversely affecting our results of operations.

        At December 31, 2004, our allowance for loan losses was $732,000. Our ratio of the allowance for loan losses as a percentage of net loans receivable decreased to 0.36% at December 31, 2004 as compared to 0.41% at December 31, 2003.

        The following table sets forth the analysis of the activity in the allowance for loan losses for the periods indicated:


                                                     AT OR FOR THE    AT OR FOR THE
                                      AT OR FOR THE    NINE MONTHS     NINE MONTHS
                                        YEAR ENDED        ENDED           ENDED
                                       DECEMBER 31,    DECEMBER 31,    DECEMBER 31     AT OR FOR THE YEAR ENDED MARCH 31,
                                     ----------------------------------------------------------------------------------------
                                           2004            2003            2002         2003           2002        2001
                                     ----------------------------------------------------------------------------------------
                                                                        (DOLLARS IN THOUSANDS)
Balance at beginning of period....    $       768       $      735     $       483   $       483   $      239   $      1,103

Charge offs:
  One-to four-family
     residential(1)...............             --              (12)             --            --          (85)           (85)
  Multi-family residential........            (36)              --              --            --           --           (724)
  Construction....................             --               --              --            --           --             --
  Commercial(2)...................             --               --              --            --           --            (76)
  Consumer(3).....................             --               --              --            --           --             --
                                     ----------------------------------------------------------------------------------------
Total charge-offs.................            (36)             (12)             --            --          (85)          (885)
                                     ----------------------------------------------------------------------------------------

Recoveries:
  One-to four-family
     residential(1)...............             --               --              --            --           17             18
  Multi-family residential........             --               --              --            --           --              3
  Construction....................             --               --              --            --           --             --
  Commercial(2)...................             --               --              --            --           --             --
  Consumer(3).....................             --               --              --            --           --             --
                                     ----------------------------------------------------------------------------------------
Total recoveries..................             --               --              --             2           17             21
                                     ----------------------------------------------------------------------------------------

Net recoveries (charge offs)......            (36)             (12)             --             2          (68)          (864)

Provision for losses on loans.....             --               45              (8)          250          312             --
                                     ----------------------------------------------------------------------------------------

Balance at end of period..........    $       732       $      768     $       475   $       735   $      483   $        239
                                     ========================================================================================

Total loans receivable, net.......    $   203,842       $  186,853     $   179,240   $   182,444   $  166,550   $    143,547
                                     ========================================================================================

Average loans receivable
   outstanding....................    $   197,000       $  185,149     $   174,711   $   176,728   $  155,973   $    141,067
                                     ========================================================================================

Allowance for loan losses as a
   percent of net loans
   receivable.....................           0.36%            0.41%           0.27%         0.40%        0.29%          0.17%

Net loans charged off as a
   percent of average loans
   outstanding....................           0.02%            0.01%           0.00%         0.00%        0.04%          0.61%

----------------------------------
(1) Includes home equity lines of credit, loans purchased and loans held for sale.
(2)     Includes loans secured by land.
(3)     Loans secured by deposit.

        The following table sets forth the allocation of the allowance for loan losses by loan category for the years indicated. This allocation is based on management's assessment, as of a given point in time, of the risk characteristics of each of the component parts of the total loan portfolio and is subject to changes as and when the risk factors of each such component part change. The allocation is neither indicative of the specific amounts or the loan categories in which future charge-offs may be taken nor is it an indicator of future loss trends. The allocation of the allowance to each category does not restrict the use of the allowance to absorb losses in any category.


                                                                      AT DECEMBER 31,
                                       -----------------------------------------------------------------------------
                                                      2004                                  2003
                                       -----------------------------------------------------------------------------
                                                      LOAN      PERCENT OF                   LOAN       PERCENT OF
                                        ALLOWANCE   BALANCES  LOANS IN EACH   ALLOWANCE    BALANCES   LOANS IN EACH
                                        FOR LOAN       BY       CATEGORY TO   FOR LOAN        BY       CATEGORY TO
                                         LOSSES     CATEGORY   TOTAL LOANS     LOSSES      CATEGORY    TOTAL LOANS
                                       -----------------------------------------------------------------------------
                                                                  (DOLLARS IN THOUSANDS)
Loan Category
Allocated:
Real estate - mortgage
  One-to four-family residential(1)..        $353   $182,016       86.86%          $308    $166,998        86.11%
  Multi-family residential...........         166      9,944        4.75            213       7,714         3.98
  Construction.......................          22     10,718        5.11              5      13,770         7.10
  Commercial(2)......................         191      6,750        3.22            242       5,278         2.72
Consumer(3)..........................          --        133        0.06             --         169         0.09
                                       -----------------------------------------------------------------------------

Total................................        $732   $209,561      100.00%          $768    $193,929       100.00%
                                       =============================================================================


                                                                        AT MARCH 31,
                                       -----------------------------------------------------------------------------
                                                      2003                                  2002
                                       -----------------------------------------------------------------------------
                                                      LOAN      PERCENT OF                   LOAN       PERCENT OF
                                        ALLOWANCE   BALANCES  LOANS IN EACH   ALLOWANCE    BALANCES   LOANS IN EACH
                                        FOR LOAN       BY       CATEGORY TO   FOR LOAN        BY       CATEGORY TO
                                         LOSSES     CATEGORY   TOTAL LOANS     LOSSES      CATEGORY    TOTAL LOANS
                                       -----------------------------------------------------------------------------
                                                                  (DOLLARS IN THOUSANDS)
Loan Category
Allocated:
Real estate - mortgage
  One-to four-family residential(1)..        $249   $163,232       85.91%          $161    $146,747        85.51%
  Multi-family residential...........         242      7,787        4.10            161       7,271         4.24
  Construction                                  4     12,368        6.51             11      10,773         6.28
  Commercial(2)......................         240      6,305        3.32            150       6,569         3.83
Consumer(3)..........................          --        303        1.06             --         240         0.14
                                       -----------------------------------------------------------------------------

Total................................        $735   $189,995      100.00%          $483    $171,610       100.00%
                                       =============================================================================


                                                    AT MARCH 31,
                                       ---------------------------------------
                                                        2001
                                       ---------------------------------------
                                                      LOAN      PERCENT OF
                                        ALLOWANCE   BALANCES  LOANS IN EACH
                                        FOR LOAN       BY       CATEGORY TO
                                         LOSSES     CATEGORY   TOTAL LOANS
                                       ---------------------------------------
                                               (DOLLARS IN THOUSANDS)
Loan Category
Allocated:
Real estate - mortgage
  One-to four-family residential(1)..         $85   $122,019       83.43%
  Multi-family residential...........          84      9,264        6.33
  Construction                                  3      5,454        3.73
  Commercial(2)......................          67      9,309        6.37
Consumer(3)..........................          --        200        0.14
                                       ---------------------------------------

Total................................        $239   $146,246      100.00%
                                       =======================================

----------------------------------
(1) Includes home equity lines of credit, loans purchased and loans held for sale.
(2)     Includes loans secured by land.
(3)     Loans secured by deposit accounts.

SECURITIES ACTIVITIES.

        GENERAL. Our investment policy is established by the board of directors. This policy dictates that investment decisions will be made based on the safety of the investment, liquidity requirements, potential returns, cash flow targets, and consistency with our interest rate risk management. The board of directors, as a whole, acts in the capacity of an investment committee and is responsible for overseeing our investment program and evaluating on an ongoing basis our investment policy and objectives. Our president and chief financial officer have the authority to purchase securities within specific guidelines established by the investment policy. All transactions are reviewed by the board of directors at its regular meeting.

        We account for investment and mortgage-backed securities in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115 "Accounting for Certain Investments in Debt and Equity Securities." SFAS No. 115 requires that investments be categorized as held-to maturity, trading, or available for sale. Securities classified as held to maturity are carried at cost only if we have the positive intent and ability to hold these securities to maturity. Trading securities and securities available for sale are carried at fair value with resulting unrealized gains or losses recorded to operations or shareholders' equity, respectively. During 2004, we purchased one mortgage-backed security that was designated as available for sale. All other investment and mortgage-backed securities were designated as held-to-maturity. At December 31, 2003 and March 31, 2003, we designated all investment and mortgage-backed securities as held-to-maturity. Realized gains or losses on sales of securities are recognized using the specific identification method.

        Our current policies generally limit securities investments to U.S. Government, agency and sponsored entity securities and municipal bonds. The policy also permits investments in mortgage-backed securities guaranteed by Fannie Mae, Freddie Mac and Ginnie Mae. Our investment in municipal obligations mature in fiscal 2026. The majority of our investment in U.S. Government and agency obligations were scheduled to mature within one year, or step up in rate within one year at December 31, 2004 and 2003 and March 31, 2003.

        Our current investment strategy uses a risk management approach of diversified investing in fixed-rate securities with short- to intermediate-term maturities, as well as adjustable-rate securities, which may have a longer term to maturity. The emphasis of this approach is to increase overall securities yields while managing interest rate risk. To accomplish these objectives, we focus on investments in mortgage-backed securities and short-term investments.

        AMORTIZED COST AND ESTIMATED FAIR VALUE OF SECURITIES. The following tables sets forth certain information regarding the amortized cost and estimated fair values of our securities as of the dates indicated.

                                                 AT DECEMBER 31,                                    AT MARCH 31,
                                 ----------------------------------------------- ---------------------------------------------------
                                          2004                    2003                      2003                     2002
                                 ----------------------- ----------------------- ------------------------- -------------------------
                                  AMORTIZED   ESTIMATED   AMORTIZED   ESTIMATED    AMORTIZED    ESTIMATED    AMORTIZED   ESTIMATED
                                     COST     FAIR VALUE     COST     FAIR VALUE      COST      FAIR VALUE     COST      FAIR VALUE
                                 ----------- ----------- ----------- ----------- ------------- ----------- ------------ -----------
                                                                          (IN THOUSANDS)
Investment securities
  held to maturity:
   U.S. Government and
      agency obligations....         $27,002     $26,762     $17,035     $17,044        $6,046      $6,062      $11,144     $11,225
   Municipal obligations....             100         102         100         103           100         103          100          97
                                 --------------------------------------------------------------------------------------------------
   Total investment
     securities.............          27,102      26,864      17,135      17,147         6,146       6,165       11,244      11,322
Mortgage-backed securities
  held to maturity:
   Freddie Mac..............           1,507       1,503       2,001       1,998         2,398       2,394        3,113       3,102
   Fannie Mae...............           1,684       1,700       2,127       2,124         2,658       2,654        3,325       3,320
   Ginnie Mae...............          26,013      26,112      17,676      17,686        18,537      18,934       16,523      16,742
                                 --------------------------------------------------------------------------------------------------

Total mortgage-backed
securities held-to-
maturity....................          29,204      29,315      21,804      21,808        23,593      23,982       22,961      23,164
Total investments and
mortgage-backed securities
held to maturity............          56,306      56,179      38,939      38,955        29,739      30,147       34,205      34,486

Mortgage-backed securities
available for sale:
   Ginnie Mae...............           1,492       1,483          --          --            --          --           --          --
                                 --------------------------------------------------------------------------------------------------
Total mortgage-backed
securities..................         $57,798     $57,662     $38,939     $38,955       $29,739     $30,147      $34,205     $34,486
                                 ==================================================================================================

        The following table sets forth certain information regarding the carrying value, weighted average yields and contractual maturities of our securities portfolio as of December 31, 2004. Adjustable-rate mortgage-backed securities are included in the period in which interest rates are next scheduled to adjust.

                                                               AT DECEMBER 31, 2004
                               ----------------------------------------------------------------------------------
                                                             MORE THAN ONE YEAR          MORE THAN FIVE YEARS
                                    ONE YEAR OR LESS         THROUGH FIVE YEARS           THROUGH TEN YEARS
                               ----------------------------------------------------------------------------------
                                                                           WEIGHTED                    WEIGHTED
                                AMORTIZED      WEIGHTED     AMORTIZED      AVERAGE      AMORTIZED      AVERAGE
                                  COST      AVERAGE YIELD     COST          YIELD         COST          YIELD
                               ----------   -------------  ----------   -------------  ----------   -------------
                                                              (DOLLARS IN THOUSANDS)
Investment securities
 held to maturity:
Step up bonds...............        $23,001        2.82%         $--             --%         $--             --%
U.S. Government and agency
   obligations..............          2,002        1.24        1,999           3.25           --             --

Municipal obligations.......             --          --           --             --           --             --
                               ----------------------------------------------------------------------------------
   Total investment
      securities............         25,003        2.69        1,999           3.25           --             --
                               ----------------------------------------------------------------------------------

Mortgage-backed securities
 held to maturity:
   Freddie Mac..............          1,507        2.99           --             --           --             --
   Fannie Mae...............          1,684        2.19           --             --           --             --
   Ginnie Mae...............         26,013        3.01           --             --           --             --
                               ----------------------------------------------------------------------------------
Total mortgage backed
 securities held to
 maturity...................         29,204        2.96           --             --           --             --

Mortgage-backed securities
 available  for sale:
   Ginnie Mae                         1,492        3.06
                               ----------------------------------------------------------------------------------
Total mortgage-backed
 securities.................        $55,699        2.84%      $1,999           3.25%         $--             --%
                               ==================================================================================

(continued)

                                                       AT DECEMBER 31, 2004
                               ------------------------------------------------------------------

                                   MORE THAN TEN YEARS              TOTAL SECURITIES
                               ------------------------------------------------------------------
                                                                                       WEIGHTED
                                AMORTIZED      WEIGHTED     AMORTIZED     ESTIMATED     AVERAGE
                                  COST      AVERAGE YIELD     COST       FAIR VALUE      YIELD
                               ----------   -------------  ----------   -------------  ----------
                                                       (DOLLARS IN THOUSANDS)
Investment securities
 held to maturity:
Step up bonds...............         $--            --%       $23,001        $22,813      2.82%
U.S. Government and agency
   obligations..............          --            --          4,001          3,949      2.24
Municipal obligations.......         100          5.13            100            102      5.13
                               ------------------------------------------------------------------
   Total investment
      securities............         100          5.13         27,102         26,864      2.74
                               ------------------------------------------------------------------

Mortgage-backed securities
 held to maturity:
   Freddie Mac..............          --            --          1,506          1,503      2.99
   Fannie Mae...............          --            --          1,684          1,700      2.19
   Ginnie Mae...............          --            --         26,013         26,112      3.01
                               ------------------------------------------------------------------
Total mortgage backed
 securities held to
 maturity...................          --            --         29,204         29,315      2.96
                               ------------------------------------------------------------------
Mortgage-backed securities
 available  for sale:
   Ginnie Mae                                                   1,492          1,483      3.06
                               ------------------------------------------------------------------

Total mortgage-backed
 securities.................        $100          5.13%       $57,798        $57,662      2.86%
                               ==================================================================

SOURCES OF FUNDS.

        GENERAL. Deposits, FHLB advances, scheduled amortization and prepayments of loan principal, maturities and calls of securities and funds provided by operations are our primary sources of funds for use in lending, investing and for other general purposes.

        DEPOSITS. We offer deposit products having a range of interest rates and terms. We currently offer passbook and statement savings accounts, interest-bearing demand accounts, non-interest-bearing demand accounts, money market accounts and certificates of deposit.

        Deposit flows are significantly influenced by general and local economic conditions, changes in prevailing interest rates, internal pricing decisions and competition. Our deposits are primarily obtained from areas surrounding our branch offices. In order to attract and retain deposits we rely on paying competitive interest rates and providing quality service.

        Savings, NOW and money market rates are generally determined monthly by the board of directors. Certificates of deposit rates are generally determined weekly by the Savings Bank's President. When we determine our deposit rates, we consider local competition, FHLB advance rates and rates charged on other sources of funds. Core deposits, defined as savings accounts, money market accounts and demand deposit accounts, represented 42.3% and 58.0% of total deposits at December 31, 2004 and 2003. At December 31, 2004 and 2003, certificates of deposit with remaining terms to maturity of less than one year amounted to $83.1 million and $89.7 million, respectively.

        The following tables set forth the various types of deposit accounts offered by us at the dates indicated.


                                                            AT DECEMBER 31,                                    AT MARCH 31,
                                   ---------------------------------------------------------------    ------------------------------
                                                2004                              2003                            2003
                                   -------------------------------   ------------------------------   ------------------------------
                                                         WEIGHTED                          WEIGHTED                         WEIGHTED
                                                          AVERAGE                           AVERAGE                         AVERAGE
                                    AMOUNT     PERCENT     RATE       AMOUNT     PERCENT     RATE      AMOUNT     PERCENT     RATE
                                   --------   ---------  ---------   --------   ---------  --------   --------   ---------  --------
                                                                          (DOLLARS IN THOUSANDS)
NOW accounts..................      $12,534      6.96%      0.24%     $83,458     31.15%      0.30%    $10,676      5.47%     0.43%
Passbook accounts.............       19,573     10.88       0.70       21,539      8.04       0.70      20,457     10.47      1.07
Money market demand
   deposits...................       44,009     24.45       1.15       50,497     18.85       1.16      43,600     22.32      1.67
                                  --------------------------------------------------------------------------------------------------
   Total demand, transaction
      and Passbook deposits...       76,116     42.29       0.85      155,494     58.04       0.63      74,733     38.26      1.33
                                  --------------------------------------------------------------------------------------------------

Certificates of deposit
   Due within one year........       83,072     46.15       1.98       89,676      7.96       1.19      23,663     12.12      1.73
   Over 1 year through
      3 years.................       20,330     11.30       2.08       21,546     26.17       2.09      77,448     39.65      2.78
   Over 3 years...............          471      0.26       4.65        1,211      7.83       4.73      19,468      9.97      5.04
                                  --------------------------------------------------------------------------------------------------
      Total certificates of
         deposit..............      103,873     57.71       2.01      112,433     41.96       1.40     120,579     61.74      2.94
                                  --------------------------------------------------------------------------------------------------

Total.........................     $179,989    100.00%      1.47%    $267,927    100.00%      0.95%   $195,312    100.00%     2.32%
                                  ==================================================================================================

(continued)

                                            AT MARCH 31,
                                  -------------------------------
                                               2002
                                  -------------------------------
                                                        WEIGHTED
                                                         AVERAGE
                                   AMOUNT     PERCENT     RATE
                                  --------   ---------  ---------

NOW accounts..................      $10,070      5.30%      1.01%
Passbook accounts.............       18,308      9.63       1.73
Money market demand
   deposits...................       37,408     19.67       2.37
                                  -------------------------------
   Total demand, transaction
      and Passbook deposits...       65,786     34.60       1.98
                                  -------------------------------

Certificates of deposit
   Due within one year........       25,717     13.52       2.59
   Over 1 year through
      3 years.................       81,809     43.02       4.14
   Over 3 years...............       16,860      8.86       5.92
                                  -------------------------------
      Total certificates of
         deposit..............      124,386     65.40       4.06
                                  -------------------------------

Total.........................     $190,172    100.00%      3.34%
                                  ===============================

        The following table presents our deposit activity for the years indicated.

                                                     FOR THE YEAR   FOR THE NINE
                                                         ENDED      MONTHS ENDED
                                                     DECEMBER 31,   DECEMBER 31,        YEAR ENDED MARCH 31,
                                                   --------------- -------------- -------------------------------
                                                         2004           2003           2003            2002
                                                   --------------- -------------- --------------- ---------------
                                                                             (IN THOUSANDS)
Net deposits (withdrawals)(1)...................         $(91,223)      $69,680            $(333)       $(11,759)
                                                   --------------------------------------------------------------
Interest credited on deposit account............            3,285         2,935             5,473          8,319
                                                   --------------------------------------------------------------
Total increase (decrease) in deposit accounts...         $(87,938)      $72,615            $5,140        $(3,440)
                                                   ==============================================================

-------------------
(1) A substantial amount of the increase depicted for the nine months ended December 31, 2003, was comprised of funds received for stock subscription orders. A substantial amount of the decrease depicted for the year ended December 31, 2004 was comprised of the return of funds for such orders and the reclassification of net offering proceeds to shareholders' equity.

        MATURITIES OF CERTIFICATES OF DEPOSIT ACCOUNTS. The following table sets forth the amount and maturities of certificates of deposit accounts at the dates indicated.

                                                                 AT DECEMBER 31, 2004
                                 ------------------------------------------------------------------------------------
                                                                OVER ONE
                                    LESS THAN     SIX MONTHS     YEAR TO      OVER THREE                  PERCENT OF
                                   SIX MONTHS    TO ONE YEAR   THREE YEARS       YEARS        TOTAL         TOTAL
                                 -------------- ------------- ------------- ------------- ------------- -------------
                                                                (DOLLARS IN THOUSANDS)
2.00% and below..........              $32,844       $12,269        $4,772           $--       $49,885        48.03%
2.01%  to 3.00%..........                8,296        11,299        13,548           149        33,292        32.05
3.01% to 4.00%...........                   --         5,077         2,010           322         7,409         7.13
4.01% to 5.00%...........                  113         7,871            --            --         7,984         7.69
5.01% to 6.00%...........                  487           140            --            --           627         0.60
6.01% to 7.00%...........                1,754         2,922            --            --         4,676         4.50
                                 -------------- ------------- ------------- ------------- ------------- -------------
   Total.................              $43,494       $39,578       $20,330           $471     $103,873       100.00%
                                 ============== ============= ============= ============= ============= =============

        As of December 31, 2004, the aggregate amount of outstanding certificates of deposit at Cheviot Savings Bank in amounts greater than or equal to $100,000, was approximately $12.9 million. The following table presents the maturity of these certificates of deposit at such date.

                                                         AT DECEMBER
                                                          31, 2004
                                                       ---------------
                MATURITY PERIOD                             AMOUNT
                ------------------------------------   ---------------
                                                        (IN THOUSANDS)
                Less than six months...........        $         1,874
                Six months to one year.........                  2,499
                Over one year to three years...                  5,794
                Over three years...............                  2,729
                                                       ---------------
                   Total.......................        $        12,896
                                                       ===============

        BORROWED FUNDS. As a member of the FHLB of Cincinnati, Cheviot Savings Bank is eligible to obtain advances upon the security of the FHLB common stock owned and certain residential mortgage loans, provided certain standards related to credit-worthiness have been met. FHLB advances are available pursuant to several credit programs, each of which has its own interest rate and range of maturities.

                                                   FOR THE YEAR    FOR THE NINE
                                                      ENDED        MONTHS ENDED
                                                   DECEMBER 31,    DECEMBER 31,    FOR THE YEAR ENDED MARCH 31,
                                                  --------------  ---------------  -----------------------------
                                                       2004            2003            2003            2002
                                                  --------------  ---------------  -------------  --------------
                                                                      (DOLLARS IN THOUSANDS)
FHLB ADVANCES:
Maximum month end-end balance................       $   17,090      $   10,686     $    11,856      $     3,974
Balance at the end of period.................           16,199           9,206          10,765            3,948
Average balance..............................           13,417           9,772          10,305              992

Weighted average interest rate at the
   end of period.............................             4.49%           4.61%           4.56%            4.78%
Weighted average interest rate during
   period....................................             4.44%           4.68%           4.40%            3.63%

                                   REGULATION
REGULATION

        LOANS-TO-ONE-BORROWER. Federal savings banks generally may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus on an unsecured basis. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which is defined to include certain securities and bullion, but generally does not include real estate. As of December 31, 2004, we were in compliance with our loans-to-one-borrower limitations.

        QUALIFIED THRIFT LENDER TEST. As a federal savings bank, we are required to satisfy a qualified thrift lender test whereby we must maintain at least 65% of our "portfolio assets" in "qualified thrift investments." These consist primarily of residential mortgages and related investments, including mortgage-backed and related securities. "Portfolio assets" generally means total assets less specified liquid assets up to 20% of total assets, goodwill and other intangible assets, and the value of property used to conduct business. A savings bank that fails the qualified thrift lender test must either convert to a bank charter or operate under specified restrictions. As of December 31, 2004, we maintained 93.95% of our portfolio assets in qualified thrift investments and, therefore, we met the qualified thrift lender test.

        CAPITAL DISTRIBUTIONS. Office of Thrift Supervision regulations govern capital distributions by savings institutions, which include cash dividends, stock repurchases and other transactions charged to the capital account of a savings institution. A savings institution must file an application for Office of Thrift Supervision approval of the capital distribution if either (1) the total capital distributions for the applicable calendar year exceed the sum of the institution's net income for that year to date plus the institution's retained net income for the preceding two years, (2) the institution would not be at least adequately capitalized following the distribution, (3) the distribution would violate any applicable statute, regulation, agreement or Office of Thrift Supervision-imposed condition, or (4) the institution is not eligible for expedited review of its filings. If an application is not required to be filed, savings institutions which are a subsidiary of a holding company, as well as certain other institutions, must still file a notice with the Office of Thrift Supervision at least 30 days before the board of directors declares a dividend or approves a capital distribution.

        Any additional capital distributions would require prior regulatory approval. In the event our capital falls below our fully phased-in requirement or the Office of Thrift Supervision notifies us that we are in need of more than normal supervision, our ability to make capital distributions could be restricted.

In addition, the Office of Thrift Supervision could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if it determines that the distribution would constitute an unsafe or unsound practice.

        COMMUNITY REINVESTMENT ACT AND FAIR LENDING LAWS. Savings banks have a responsibility under the Community Reinvestment Act and related regulations of the Office of Thrift Supervision to help meet the credit needs of their communities, including low- and moderate-income neighborhoods. In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. An institution's failure to comply with the provisions of the Community Reinvestment Act could, at a minimum, result in regulatory restrictions on its activities, and failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions by the Office of Thrift Supervision, as well as other federal regulatory agencies and the Department of Justice. We received a Satisfactory Community Reinvestment Act rating in our most recent examination by the Office of Thrift Supervision.

        TRANSACTIONS WITH RELATED PARTIES. Our authority to engage in transactions with related parties or "affiliates" or to make loans to specified insiders, is limited by Sections 23A and 23B of the Federal Reserve Act. The term "affiliate" for these purposes generally means any company that controls or is under common control with an institution, including Cheviot Financial Corp. and its non-savings institution subsidiaries. Section 23A limits the aggregate amount of certain "covered" transactions with any individual affiliate to 10% of the capital and surplus of the savings institution and also limits the aggregate amount of covered transactions with all affiliates to 20% of the savings institution's capital and surplus. Covered transactions with affiliates are required to be secured by collateral in an amount and of a type described in
Section 23A, and purchasing low quality assets from affiliates is generally prohibited. Section 23B provides that covered transactions with affiliates, including loans and asset purchases, must be on terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies. In addition, savings institutions are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and no savings institution may purchase the securities of any affiliate other than a subsidiary.

        Our authority to extend credit to executive officers, directors and 10% stockholders, as well as entities controlled by these persons, is currently governed by Sections 22(g) and 22(h) of the Federal Reserve Act, and also by Regulation O. Among other things, these regulations generally require these loans to be made on terms substantially the same as those offered to unaffiliated individuals and do not involve more than the normal risk of repayment. However, recent regulations now permit executive officers and directors to receive the same terms through benefit or compensation treatment compared to other participating employees. Regulation O also places individual and aggregate limits on the amount of loans we may make to these persons based, in part, on our capital position, and requires approval procedures to be followed. At December 31, 2003, we were in compliance with these regulations.

        ENFORCEMENT. The Office of Thrift Supervision has primary enforcement responsibility over savings institutions and has the authority to bring enforcement action against all "institution-related parties," including stockholders, and attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors of the institution, receivership, conservatorship or the termination of deposit insurance. Civil penalties cover a wide range of violations and actions, and range up to $25,000 per day, unless a finding of reckless disregard is made, in which case penalties may be as high as $1plans that are widely available to other employees, as long as the director or executive officer is not given preferential.0 million per day. The Federal Deposit Insurance Corporation also has the authority to recommend to the Director of the Office of Thrift Supervision that enforcement action be taken with respect to a particular savings institution. If action is not taken by the Director, the Federal Deposit Insurance Corporation has authority to take action under specified circumstances.

        STANDARDS FOR SAFETY AND SOUNDNESS. Federal law requires each federal banking agency to prescribe for all insured depository institutions standards relating to, among other things, internal controls, information systems and audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, compensation, and other operational and managerial standards as the agency deems appropriate. The federal banking agencies adopted Interagency Guidelines Prescribing Standards for Safety and Soundness to implement the safety and soundness standards required under the Federal law. The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. The guidelines address internal controls and information systems; internal audit systems; credit underwriting; loan documentation; interest rate risk exposure; asset growth; and compensation, fees and benefits. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard. If an institution fails to meet these standards, the appropriate federal banking agency may require the institution to submit a compliance plan.

CAPITAL REQUIREMENTS

        Office of Thrift Supervision capital regulations require savings institutions to meet three minimum capital standards: a 1.5% tangible capital ratio, a 4% leverage ratio (3% for institutions receiving the highest rating on the CAMELS rating system) and an 8% risk-based capital ratio. In addition, the prompt corrective action standards discussed below also establish, in effect, a minimum 2% tangible capital standard, a 4% leverage ratio (3% for institutions receiving the highest rating on the CAMELS financial institution rating system), and, together with the risk-based capital standard itself, a 4% Tier 1 risk-based capital standard. Office of Thrift Supervision regulations also require that in meeting the tangible, leverage and risk-based capital standards, institutions must generally deduct investments in and loans to subsidiaries engaged in activities as principal that are not permissible for a national bank.

        The risk-based capital standard for savings institutions requires the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100%, assigned by the Office of Thrift Supervision capital regulation based on the risks believed inherent in the type of asset. Core capital is defined as common stockholders' equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries, less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets, and up to 45% of unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

        The capital regulations also incorporate an interest rate risk component. Savings institutions with "above normal" interest rate risk exposure are subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. For the present time, the Office of Thrift Supervision has deferred implementation of the interest rate risk capital charge. At December 31, 2004, Cheviot Savings Bank met each of its capital requirements.

PROMPT CORRECTIVE REGULATORY ACTION

        Under the Office of Thrift Supervision Prompt Corrective Action regulations, the Office of Thrift Supervision is required to take supervisory actions against undercapitalized institutions, the severity of which depends upon the institution's level of capital. Generally, a savings institution that has total risk-based capital of less than 8.0%, or a leverage ratio or a Tier 1 core capital ratio that is less than 4.0%, is considered to be undercapitalized. A savings institution that has total risk-based capital less than 6.0%, a Tier 1 core risk-based capital ratio of less than 3.0% or a leverage ratio that is less than 3.0% is considered to be "significantly undercapitalized." A savings institution that has a tangible capital to assets ratio equal to or less than 2.0% is deemed to be "critically undercapitalized." Generally, the banking regulator is required to appoint a receiver or conservator for an institution that is "critically undercapitalized." The regulation also provides that a capital restoration plan must be filed with the Office of Thrift Supervision within 45 days of the date an institution receives notice that it is "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." In addition, numerous mandatory supervisory actions become immediately applicable to the institution, including, but not limited to, restrictions on growth, investment activities, capital distributions, and affiliate transactions. The Office of Thrift Supervision may also take any one of a number of discretionary supervisory actions against undercapitalized institutions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

INSURANCE OF DEPOSIT ACCOUNTS

        The Federal Deposit Insurance Corporation has adopted a risk-based deposit insurance assessment system. The Federal Deposit Insurance Corporation assigns an institution to one of three capital categories based on the institution's financial information, as of the reporting period ending seven months before the assessment period, and one of three supervisory subcategories within each capital group. The three capital categories are well capitalized, adequately capitalized and undercapitalized. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the Federal Deposit Insurance Corporation by the institution's primary federal regulator and information which the Federal Deposit Insurance Corporation determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds. An institution's assessment rate depends on the capital category and supervisory category to which it is assigned. The Federal Deposit Insurance Corporation is authorized to raise the assessment rates. The Federal Deposit Insurance Corporation has exercised this authority several times in the past and may raise insurance premiums in the future. If this type of action is taken by the Federal Deposit Insurance Corporation, it could have an adverse effect on our earnings.

FEDERAL HOME LOAN BANK SYSTEM

        We are a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions. As a member of the Federal Home Loan Bank of Cincinnati we are required to acquire and hold shares of capital stock in the Federal Home Loan Bank in an amount equal to at least 1% of the aggregate principal amount of our unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of our borrowings from the Federal Home Loan Bank, whichever is greater. As of December 31, 2004, we were in compliance with this requirement. The Federal Home Loan Banks are required to provide funds for the resolution of insolvent thrifts and to contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that the Federal Home Loan Banks pay to their members and could also result in the Federal Home Loan Banks imposing a higher rate of interest on advances to their members.

OHIO SAVINGS AND LOAN LAW

        The Ohio Division of Financial Institutions is responsible for the regulation and supervision of Ohio savings institutions in accordance with the laws of the State of Ohio. Ohio law prescribes the permissible investments and activities of Ohio savings and loan associations, including the types of lending that such associations may engage in and the investments in real estate, subsidiaries, and corporate or government securities that such associations may make. The ability of Ohio associations to engage in these state-authorized investments or activities are not permissible for a federally chartered savings and loan association.

        The Ohio Division of Financial Institutions also has approval authority over the payment of dividends and any mergers involving or acquisitions of control of Ohio savings institutions. The Ohio Division of Financial Institutions may initiate certain supervisory measures or formal enforcement actions against Ohio associations. Ultimately, if the grounds provided by law exist, the Ohio Division of Financial Institutions may place an Ohio association in conservatorship or receivership.

        The Ohio Division of Financial Institutions conducts regular examinations of Cheviot Savings Bank approximately once every twelve months. Such examinations are usually conducted jointly with one or both federal regulators. The Ohio Division of Financial Institutions imposes assessments on Ohio associations based on their asset size to cover the cost of supervision and examination.

HOLDING COMPANY REGULATION

        GENERAL. Cheviot Mutual Holding Company and Cheviot Financial Corp. are nondiversified mutual savings and loan holding companies within the meaning of the Home Owners' Loan Act. As such, Cheviot Mutual Holding Company and Cheviot Financial Corp. are registered with the Office of Thrift Supervision and are subject to Office of Thrift Supervision regulations, examinations, supervision and reporting requirements. In addition, the Office of Thrift Supervision has enforcement authority over Cheviot Financial Corp. and Cheviot Mutual Holding Company and their subsidiaries. Among other things, this authority permits the Office of Thrift Supervision to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings institution. As federal corporations, Cheviot Financial Corp. and Cheviot Mutual Holding Company are generally not subject to state business organization laws.

        PERMITTED ACTIVITIES. Pursuant to Section 10(o) of the Home Owners' Loan Act and Office of Thrift Supervision regulations and policy, a mutual holding company, such as Cheviot Mutual Holding Company, and a federally chartered mid-tier holding company such as Cheviot Financial Corp. may engage in the following activities: (i) investing in the stock of a savings association; (ii) acquiring a mutual association through the merger of such association into a savings association subsidiary of such holding company or an interim savings association subsidiary of such holding company; (iii) merging with or acquiring another holding company, one of whose subsidiaries is a savings association;
(iv) investing in a corporation, the capital stock of which is available for purchase by a savings association under federal law or under the law of any state where the subsidiary savings association or associations share their home offices; (v) furnishing or performing management services for a savings association subsidiary of such company; (vi) holding, managing or liquidating assets owned or acquired from a savings subsidiary of such company; (vii) holding or managing properties used or occupied by a savings association subsidiary of such company; (viii) acting as trustee under deeds of trust; (ix) any other activity (A) that the Federal Reserve Board, by regulation, has determined to be permissible for bank holding companies under Section 4(c) of the Bank Holding Company Act of 1956, unless the Director, by regulation, prohibits or limits any such activity for savings and loan holding companies; or
(B) in which
multiple savings and loan holding companies were authorized (by regulation) to directly engage on March 5, 1987; (x) any activity permissible for financial holding companies under Section 4(k) of the Bank Holding Company Act, including securities and insurance underwriting; and (xi) purchasing, holding, or disposing of stock acquired in connection with a qualified stock issuance if the purchase of such stock by such savings and loan holding company is approved by the Director. If a mutual holding company acquires or merges with another holding company, the holding company acquired or the holding company resulting from such merger or acquisition may only invest in assets and engage in activities listed in (i) through (xi) above, and has a period of two years to cease any nonconforming activities and divest of any nonconforming investments.

        The Home Owners' Loan Act prohibits a savings and loan holding company, including Cheviot Financial Corp. and Cheviot Mutual Holding Company, directly or indirectly, or through one or more subsidiaries, from acquiring another savings institution or holding company thereof, without prior written approval of the Office of Thrift Supervision. It also prohibits the acquisition or retention of, with certain exceptions, more than 5% of a nonsubsidiary savings institution, a nonsubsidiary holding company, or a nonsubsidiary company engaged in activities other than those permitted by the Home Owners' Loan Act; or acquiring or retaining control of an institution that is not federally insured. In evaluating applications by holding companies to acquire savings institutions, the Office of Thrift Supervision must consider the financial and managerial resources, future prospects of the company and institution involved, the effect of the acquisition on the risk to the insurance fund, the convenience and needs of the community and competitive factors.

        The Office of Thrift Supervision is prohibited from approving any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, subject to two exceptions: (i) the approval of interstate supervisory acquisitions by savings and loan holding companies, and (ii) the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisitions. The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

        WAIVERS OF DIVIDENDS BY CHEVIOT MUTUAL HOLDING COMPANY. Office of Thrift Supervision regulations require Cheviot Mutual Holding Company to notify the Office of Thrift Supervision of any proposed waiver of its receipt of dividends from Cheviot Financial Corp. The Office of Thrift Supervision reviews dividend waiver notices on a case-by-case basis, and, in general, does not object to any such waiver if: (i) the mutual holding company's board of directors determines that such waiver is consistent with such directors' fiduciary duties to the mutual holding company's members; (ii) for as long as the savings association subsidiary is controlled by the mutual holding company, the dollar amount of dividends waived by the mutual holding company are considered as a restriction on the retained earnings of the savings association, which restriction, if material, is disclosed in the public financial statements of the savings association as a note to the financial statements; (iii) the amount of any dividend waived by the mutual holding company is available for declaration as a dividend solely to the mutual holding company, and, in accordance with SFAS 5, where the savings association determines that the payment of such dividend to the mutual holding company is probable, an appropriate dollar amount is recorded as a liability; and (iv) the amount of any waived dividend is considered as having been paid by the savings association in evaluating any proposed dividend under Office of Thrift Supervision capital distribution regulations. Cheviot Mutual Holding Company may waive dividends paid by Cheviot Financial Corp. Under Office of Thrift Supervision regulations, our public stockholders would not be diluted because of any dividends waived by Cheviot Mutual Holding Company (and waived dividends would not be considered in determining an appropriate exchange ratio) in the event Cheviot Mutual Holding Company converts to stock form.

        CONVERSION OF CHEVIOT MUTUAL HOLDING COMPANY TO STOCK FORM. Office of Thrift Supervision regulations permit Cheviot Mutual Holding Company to convert from the mutual form of organization to the capital stock form of organization (a "Conversion Transaction"). There can be no assurance when, if ever, a Conversion Transaction will occur, and the Board of Directors has no current intention or plan to undertake a Conversion Transaction. In a Conversion Transaction a new holding company would be formed as the successor to Cheviot Financial Corp. (the "New Holding Company"), Cheviot Mutual Holding Company's corporate existence would end, and certain depositors of Cheviot Savings Bank would receive the right to subscribe for additional shares of the New Holding Company. In a Conversion Transaction, each share of common stock held by stockholders other than Cheviot Mutual Holding Company ("Minority Stockholders") would be automatically converted into a number of shares of common stock of the New Holding Company determined pursuant an exchange ratio that ensures that Minority Stockholders own the same percentage of common stock in the New Holding Company as they owned in Cheviot Financial Corp. immediately prior to the Conversion Transaction. Under Office of Thrift Supervision regulations, Minority Stockholders would not be diluted because of any dividends waived by Cheviot Mutual Holding Company (and waived dividends would not be considered in determining an appropriate exchange ratio), in the event Cheviot Mutual Holding Company converts to stock form. The total number of shares held by Minority Stockholders after a Conversion Transaction also would be increased by any purchases by Minority Stockholders in the stock offering conducted as part of the Conversion Transaction.

THE USA PATRIOT ACT

        In response to the events of September 11, 2001, the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001, or the USA PATRIOT Act, was signed into law on October 26, 2001. The USA PATRIOT Act gives the Federal Government new powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing and broadened anti-money laundering requirements.

SARBANES-OXLEY ACT OF 2002

        The Sarbanes-Oxley Act of 2002 was enacted in response to public concerns regarding corporate accountability in connection with recent accounting scandals. The stated goals of the Sarbanes-Oxley Act are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies, and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. The Sarbanes-Oxley Act generally applies to all companies that file or are required to file periodic reports with the SEC, under the Securities Exchange Act of 1934.

        The Sarbanes-Oxley Act includes very specific additional disclosure requirements and new corporate governance rules requiring the SEC and securities exchanges to adopt extensive additional disclosure, corporate governance and other related rules, and mandates further studies of certain issues by the SEC. The Sarbanes-Oxley Act represents significant federal involvement in matters traditionally left to state regulatory systems, such as the regulation of the accounting profession, and to state corporate law, such as the relationship between a board of directors and management and between a board of directors and its committees.

        Although we anticipate that we will incur additional expense in complying with the provisions of the Sarbanes-Oxley Act and the regulations that have been promulgated to implement the Sarbanes-Oxley Act, management does not expect that such compliance will have a material impact on our results of operations or financial condition.

                                    TAXATION

FEDERAL TAXATION

        For federal income tax purposes, Cheviot Financial Corp. and Cheviot Savings Bank file separate federal income tax returns on a calendar year basis using the accrual method of accounting.

        As a result of the enactment of the Small Business Job Protection Act of 1996, all savings banks and savings associations may convert to a commercial bank charter, diversify their lending, or merge into a commercial bank without having to recapture any of their pre-1988 tax bad debt reserve accumulations. However, transactions which would require recapture of the pre-1988 tax bad debt reserve include redemption of Cheviot Savings Bank's stock, payment of dividends or distributions in excess of earnings and profits, or failure by the institution to qualify as a bank for federal income tax purposes. At December 31, 2004, Cheviot Savings Bank had pre-1988 bad debt reserves totaling approximately $3.0 million. A deferred tax liability has not been provided on this amount as management does not intend to make distributions, redeem stock or fail certain bank tests that would result in recapture of the reserve.

        Deferred income taxes arise from the recognition of items of income and expense for tax purposes in years different from those in which they are recognized in the consolidated financial statements. Cheviot Financial Corp. will account for deferred income taxes by the asset and liability method, applying the enacted statutory rates in effect at the balance sheet date to differences between the book basis and the tax basis of assets and liabilities. The resulting deferred tax liabilities and assets will be adjusted to reflect changes in the tax laws.

        Cheviot Financial Corp. is subject to the corporate alternative minimum tax to the extent it exceeds Cheviot Financial Corp.'s regular income tax for the year. The alternative minimum tax will be imposed at the rate of 20% of a specially computed tax base. Included in this base are a number of preference items, including interest on certain tax-exempt bonds issued after August 7, 1986, and an "adjusted current earnings" computation which is similar to a tax earnings and profits computation. In addition, for purposes of the alternative minimum tax, the amount of alternative minimum taxable income that may be offset by net operating losses is limited to 90% of alternative minimum taxable income.

        Cheviot Savings Bank's income tax returns have not been audited by the Internal Revenue Service within the past five years.

STATE TAXATION

        Cheviot Financial Corp. and Cheviot Savings Bank are subject to Ohio taxation in the same general manner as other corporations. In particular, Cheviot Financial Corp. and Cheviot Savings Bank are subject to the Ohio corporation franchise tax, which is an excise tax imposed on corporations for the privilege of doing business in Ohio, owning capital or property in Ohio, holding a charter or certificate of compliance authorizing the corporation to do business in Ohio, or otherwise having nexus with Ohio during a calendar year. The franchise tax is imposed on the value of a corporation's issued and outstanding shares of stock. Financial institutions determine the value of their issued and outstanding shares based upon the net worth of the shares. For Ohio franchise tax purposes, savings institutions are currently taxed at a rate equal to 1.3% of taxable net worth. Cheviot Savings Bank is not currently under audit with respect to its Ohio franchise tax returns.

                                   MANAGEMENT

EXECUTIVE OFFICERS OF CHEVIOT FINANCIAL CORP.

        The following individuals hold the following executive officer positions of Cheviot Financial Corp.

NAME                          AGE    POSITION
--------------------------  -------  -----------------------------------------
Thomas J. Linneman             51    President and Chief Executive Officer
Scott T. Smith                 35    Chief Financial Officer
James E. Williamson            60    Executive Secretary

AVAILABILITY OF ANNUAL REPORT ON FORM 10-K

        Our Annual Report on Form 10-K may be accessed on our website at www.cheviotsavings.com.

ITEM 2.  PROPERTIES

        We conduct our business through our main banking office located in Cheviot, Ohio, and other full-service branch offices located in Hamilton County, Ohio. The aggregate net book value of our premises and equipment was $2.9 million at December 31, 2004. The following table sets forth certain information with respect to our offices at December 31, 2004.

                                                        YEAR OPENED/
                  LOCATION           LEASED OR OWNED      ACQUIRED      NET BOOK VALUE
--------------------------------------------------------------------------------------------
                                                                        (IN THOUSANDS)
MAIN OFFICE
3723 Glenmore Avenue                      Owned             1915            $1,124
Cheviot, Ohio  45211

BRANCHES
5550 Cheviot Road                         Owned             1982               436
Cincinnati, Ohio  45247

6060 Bridgetown Road                      Owned             1991               666
Cincinnati, Ohio  45248

1194 Stone Road                           Owned             1997               701
Harrison, Ohio  45030

LENDING CENTER
6676 Tri-way Drive                        Leased            2004                20
Mason, Ohio 45040

                                                                       -----------------
     TOTAL NET BOOK VALUE                                                   $2,947
                                                                       =================

ITEM 3.  LEGAL PROCEEDINGS

        Cheviot Savings Bank is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business which, in the aggregate, involve amounts which are believed by management to be immaterial to its financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        The Company's Common Stock is quoted on the Nasdaq SmallCap Market under the symbol "CHEV." The Common Stock began trading on January 5, 2004.

        The following table sets forth the range of the high and low bid prices of the Company's Common Stock for the prior four calendar quarters and is based upon information provided by Nasdaq. The Company has not paid any dividends since the completion of its initial public offering.

                                                   PRICES OF COMMON STOCK
                                             ---------------------------------
                                                  HIGH               LOW
                                             ---------------   ---------------
CALENDAR QUARTER ENDED
March 31, 2004..........................       $    13.75        $    13.00
June 30, 2004...........................            13.49             10.17
September 30, 2004......................            12.31             10.47
December 31, 2004.......................            13.24             10.91

        As of December 31, 2004, the Company had 1,025 stockholders of record.

        The Company did not repurchase any shares of its common stock during the fourth quarter of 2004.

ITEM 6.  SELECTED FINANCIAL DATA

        The Selected Financial Data is incorporated by reference to the Annual Report to Shareholders included as Exhibit 13 to this Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        Incorporated by reference to the Annual Report to Shareholders included as Exhibit 13 to the Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Incorporated by reference to the Annual Report to Shareholders included as Exhibit 13 to the Form 10-K.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The financial statements identified in Item 15(a)(1) hereof are incorporated by reference to the Annual Report to Shareholders included as
Exhibit 13 to the Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A. CONTROLS AND PROCEDURES

        (a)     Evaluation of disclosure controls and procedures.

        Under the supervision and with the participation of our management, including our Chief Executive Officer, President and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the fiscal year (the "Evaluation Date"). Based upon that evaluation, the Chief Executive Officer, President and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in timely alerting them to the material information relating to us (or our consolidated subsidiaries) required to be included in our periodic SEC filings.

        (b)     Changes in internal controls.

        There were no significant changes made in our internal controls during the period covered by this report or, to our knowledge, in other factors that could significantly affect these controls subsequent to the date of their evaluation.

        See the Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

ITEM 9B. OTHER INFORMATION

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Information concerning Directors of the Company is incorporated herein by reference from the Company's definitive Proxy Statement (the "Proxy Statement"), specifically the section captioned "Proposal I--Election of Directors." In addition, see "Executive Officers of Cheviot Financial Corp." in
Item 1 for information concerning the Company's executive officers.

        The Board of Directors has adopted a Code of Ethics, applicable to the Chief Executive Officer, President and Chief Financial Officer. The Code of Ethics may be accessed through our website at WWW.CHEVIOTSAVINGS.COM and is filed as Exhibit 14 hereto.

ITEM 11. EXECUTIVE COMPENSATION

        Information concerning executive compensation is incorporated herein by reference from the Company's Proxy Statement, specifically the section captioned "Executive Compensation."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        Information concerning security ownership of certain owners and management is incorporated herein by reference from the Company's Proxy Statement, specifically the section captioned "Voting Securities and Principal Holder Thereof."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Information concerning relationships and transactions is incorporated herein by reference from the Company's Proxy Statement, specifically the section captioned "Transactions with Certain Related Persons."

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

        Information concerning principal accountant fees and services is incorporated herein by reference from the Company's Proxy Statement.

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

        The exhibits and financial statement schedules filed as a part of this Form 10-K are as follows:

        (a)(1)  FINANCIAL STATEMENTS

                o       Report of Independent Registered Public Accounting Firm
                o Consolidated Statements of Financial Condition at December 31, 2004 and 2003
                o Consolidated Statements of Earnings for the Year Ended December 31, 2004, the nine months ended December 31, 2003 and 2002 and the fiscal year ended March 31, 2003
                o Consolidated Statements of Stockholders' Equity for the Year Ended December 31, 2004, the nine months ended December 31, 2003 and the fiscal year ended March 31, 2003
                o Consolidated Statements of Cash Flows for the Year Ended December 31, 2004, the nine months ended December 31, 2003, and 2002 and the fiscal year ended March 31, 2003
                o       Notes to Consolidated Financial Statements.

        (a)(2)  FINANCIAL STATEMENT SCHEDULES

                No financial statement schedules are filed because the required information is not applicable or is included in the consolidated financial statements or related notes.

        (a)(3)  EXHIBITS

                13      Annual Report to Shareholders
                14      Code of Ethics
                21      Subsidiaries of the Registrant
                31.1    Certification of President and Chief Executive Officer
                        pursuant to Section 302 of the Sarbanes-Oxley Act of
                        2002
                31.2    Certification of Chief Financial Officer pursuant to
                        Section 302 of the Sarbanes-Oxley Act of 2002
                32      Certification of Chief Executive Officer and Chief
                        Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)     The exhibits listed under (a)(3) above are filed herewith.

        (c)     Not applicable.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           CHEVIOT FINANCIAL CORP.


Date: March 29, 2005                       By: /s/ Thomas J. Linneman
                                              --------------------------
                                              Thomas J. Linneman,
                                              President and Chief Executive
                                              Officer and Director

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By: /s/ Thomas J. Linneman                 By: /s/ Scott T. Smith
    --------------------------------           -----------------------------
     Thomas J. Linneman, President             Scott T. Smith, Chief Financial
        and Chief Executive Officer               Officer (principal financial
                                                  officer and principal
                                                  accounting officer)

Date: March 29, 2005                       Date:  March 29, 2005


By: /s/ Gerhard H. Hillmann                By: /s/ Edward L. Kleemeier
    --------------------------------           -----------------------------
     Gerhard H. Hillmann, Director             Edward L. Kleemeier, Director

Date: March 29, 2005                       Date: March 29, 2005


By: /s/ John T. Smith                      By: /s/ Robert Thomas
    --------------------------------           -----------------------------
     John T. Smith, Director                   Robert Thomas, Director

Date: March 29, 2005                       Date: March 29, 2005


By: /s/ James E. Williamson
    --------------------------------
     James E. Williamson, Director


Date: March 29, 2005