Form 10QSB
period 2005-03-31
CHEVIOT FINANCIAL CORP
filed 2005-05-13
CIK 1248124

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                March 31, 2005
                                --------------------------------------------

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

Yes [   ]         No  [X]

As of May 12, 2005, the latest practicable date, 9,918,751 shares of the registrant's common stock, $.01 par value, were issued and outstanding.

                                      INDEX

                                                                           Page

PART I   -   FINANCIAL INFORMATION

        Consolidated Statements of Financial Condition                        3

        Consolidated Statements of Earnings                                   4

        Consolidated Statements of Cash Flows                                 5

        Notes to Consolidated Financial Statements                            7

        Management's Discussion and Analysis of
        Financial Condition and Results of
        Operations                                                            9

        Quantitative and Qualitative Disclosures about
        Market Risk                                                          12

        Controls and Procedures                                              12

PART II   -   OTHER INFORMATION                                              13

SIGNATURES                                                                   14

                             Cheviot Financial Corp.

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                        (In thousands, except share data)

                                                                                          March 31,        December 31,
         ASSETS                                                                             2005                2004
                                                                                        (Unaudited)

Cash and due from banks                                                                  $    5,331          $    2,836
Federal funds sold                                                                            5,271               4,370
Interest-earning deposits in other financial institutions                                       831                 519
                                                                                         ----------          ----------
         Cash and cash equivalents                                                           11,433               7,725

Investment securities held to maturity - at cost, approximate market value of
  $26,593 and $26,864 at March 31, 2005
  and December 31, 2004, respectively                                                        27,099              27,102
Mortgage-backed securities available for sale - at fair value                                 1,462               1,483
Mortgage-backed securities held to maturity - at cost, approximate market value of $27,415 and $29,315 at March 31, 2005
  and December 31, 2004, respectively                                                        27,280              29,204
Loans receivable - net                                                                      203,300             203,842
Real estate acquired through foreclosure - net                                                   -                   90
Office premises and equipment - at depreciated cost                                           2,944               2,947
Federal Home Loan Bank stock - at cost                                                        2,941               2,909
Accrued interest receivable on loans                                                            782                 750
Accrued interest receivable on mortgage-backed securities                                        71                  80
Accrued interest receivable on investments and interest-earning deposits                        220                 219
Bank-owned life insurance                                                                     3,011                  -
Prepaid expenses and other assets                                                               373                 236
                                                                                         ----------          ----------
         Total assets                                                                      $280,916            $276,587
                                                                                         ==========          ==========

         LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits                                                                                   $179,935            $179,989
Advances from the Federal Home Loan Bank                                                     20,690              16,199
Advances by borrowers for taxes and insurance                                                   671               1,014
Accounts payable and other liabilities                                                          616               1,003
Accrued federal income taxes                                                                    232                 127
Deferred federal income taxes                                                                   358                 315
                                                                                         ----------          ----------
         Total liabilities                                                                  202,502             198,647

Shareholders' equity
  Preferred stock - authorized 5,000,000 shares, $.01 par value; none issued
  Common stock - authorized 30,000,000 shares, $.01 par value;
    9,918,751 shares issued and outstanding at both
    March 31, 2005 and December 31, 2004                                                         99                  99
  Additional paid-in capital                                                                 42,787              42,746
  Retained earnings - restricted                                                             38,745              38,374
  Shares acquired by Employee Stock Ownership Plan                                           (3,214)             (3,273)
  Other comprehensive income, unrealized losses on securities available
    for sale, net of tax effects                                                                 (3)                 (6)
                                                                                         ----------          ----------
         Total shareholders' equity                                                          78,414              77,940
                                                                                         ----------          ----------
         Total liabilities and shareholders' equity                                        $280,916            $276,587
                                                                                         ==========          ==========

See accompanying notes to consolidated financial statements.

                             Cheviot Financial Corp.

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                      For the three months ended March 31,
                      (In thousands, except per share data)


                                                                                               2005                2004
Interest income
  Loans                                                                                      $2,953              $2,716
  Mortgage-backed securities                                                                    217                 175
  Investment securities                                                                         218                 113
  Interest-earning deposits and other                                                            41                  81
                                                                                            -------             -------
         Total interest income                                                                3,429               3,085

Interest expense
  Deposits                                                                                      865                 844
  Borrowings                                                                                    202                 105
                                                                                            -------             -------
         Total interest expense                                                               1,067                 949
                                                                                            -------             -------
         Net interest income                                                                  2,362               2,136

Other income (expense)
  Gain on sale of loans                                                                           1                  33
  Loss on sale of real estate acquired through foreclosure                                       (6)                 -
  Other operating                                                                                84                  43
                                                                                            -------             -------
         Total other income                                                                      79                  76

General, administrative and other expense
  Employee compensation and benefits                                                            825                 805
  Occupancy and equipment                                                                       116                 111
  Data processing                                                                                59                  66
  Property, payroll and other taxes                                                             169                 171
  Legal and professional                                                                        128                  72
  Advertising                                                                                    44                  39
  Contribution to Charitable Foundation                                                          -                1,500
  Other operating                                                                               135                 108
                                                                                            -------             -------
         Total general, administrative and other expense                                      1,476               2,872
                                                                                            -------             -------

         Earnings (loss) before federal income taxes                                            965                (660)

Federal income taxes
  Current                                                                                       284                 252
  Deferred                                                                                       42                (220)
                                                                                            -------             -------
         Total federal income taxes                                                             326                  32
                                                                                            -------             -------
         NET EARNINGS (LOSS)                                                                $   639             $  (692)
                                                                                            =======             =======
         BASIC EARNINGS (LOSS) PER SHARE                                                    $   .07             $  (.07)
                                                                                            =======             =======

See accompanying notes to consolidated financial statements.

                             Cheviot Financial Corp.

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                      For the three months ended March 31,
                                 (In thousands)

                                                                                               2005                2004
Cash flows from operating activities:
  Net earnings (loss) for the period                                                      $     639           $    (692)
  Adjustments to reconcile net earnings (loss) to net cash
  provided by (used in) operating activities:
    Amortization of premiums and discounts on investment
      and mortgage-backed securities, net                                                        20                  49
    Depreciation                                                                                 61                  58
    Amortization of deferred loan origination (fees) costs - net                                 (1)                  7
    Proceeds from sale of loans in the secondary market                                          91               1,448
    Loans originated for sale in the secondary market                                           (90)             (1,081)
    Amortization of expense related to ESOP                                                     100                  -
    Gain on sale of loans                                                                        (1)                (33)
    Loss on sale of real estate acquired through foreclosure                                      6                  -
    Federal Home Loan Bank stock dividends                                                      (32)                (28)
    Provision for losses on loans                                                                -                   -
    Increase (decrease) in cash due to changes in:
      Accrued interest receivable on loans                                                      (32)                 (9)
      Accrued interest receivable on mortgage-backed securities                                   9                  (2)
      Accrued interest receivable on investments and interest-earning deposits                   (1)                 46
      Prepaid expenses and other assets                                                        (137)                757
      Accounts payable and other liabilities                                                   (387)               (286)
      Federal income taxes
        Current                                                                                 104                  51
        Deferred                                                                                 42                (220)
                                                                                          ---------            --------
         Net cash provided by operating activities                                              391                  65

Cash flows used in investing activities:
  Principal repayments on loans                                                               9,557               9,584
  Loan disbursements                                                                         (9,014)             (9,226)
  Purchase of U.S. Government and agency obligations                                             -              (16,015)
  Proceeds from maturity of U.S. Government and agency obligations                               -               14,000
  Purchase of mortgage-backed securities                                                         -               (3,933)
  Principal repayments on mortgage-backed securities                                          1,933               1,330
  Proceeds from sale of real estate acquired through foreclosure                                 84                  -
  Purchase of office premises and equipment                                                     (58)                (38)
  Purchase of bank-owned life insurance                                                      (3,000)                 -
  Net increase in cash surrender value of life insurance                                        (11)                 -
                                                                                          ---------             -------
         Net cash used in investing activities                                                 (509)             (4,298)

Cash flows provided by (used in) financing activities:
  Net decrease in deposits                                                                      (54)            (81,117)
  Proceeds from Federal Home Loan Bank advances                                               5,000                  -
  Repayments on Federal Home Loan Bank advances                                                (509)               (359)
  Advances by borrowers for taxes and insurance                                                (343)               (336)
  Net proceeds from issuance of common stock                                                     -               39,274
  Dividends paid on common stock                                                               (268)               (223)
                                                                                           --------            --------
         Net cash provided by (used in) financing activities                                  3,826             (42,761)
                                                                                           --------            --------

Net increase (decrease) in cash and cash equivalents                                          3,708             (46,994)
Cash and cash equivalents at beginning of period                                              7,725              83,776
                                                                                           --------             -------
Cash and cash equivalents at end of period                                                  $11,433             $36,782
                                                                                            =======             =======

                             Cheviot Financial Corp.

                      For the three months ended March 31,
                                 (In thousands)


                                                                                               2005                2004

Supplemental disclosure of cash flow information: Cash paid during the period for:
    Federal income taxes                                                                    $   200              $  200
                                                                                            =======              ======

    Interest on deposits and borrowings                                                     $ 1,067              $  949
                                                                                            =======              ======

Supplemental disclosure of non-cash investing activities:
  Recognition of mortgage servicing rights in
   accordance with SFAS No. 140                                                             $     1              $   11
                                                                                            =======              =======

See accompanying notes to consolidated financial statements.
                                       6

                             Cheviot Financial Corp.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               For the three months ended March 31, 2005 and 2004

1.   Basis of Presentation

In  January  2004,   Cheviot  Financial  Corp.   ("Cheviot   Financial"  or  the
"Corporation") completed a Plan of Reorganization (the "Plan" or the "Reorganization") pursuant to which Cheviot Savings Bank (the "Savings Bank") reorganized into a two-tier mutual holding company structure with the establishment of Cheviot Financial, as parent of the Savings Bank, with the Savings Bank converting to stock form and issuing all the Savings Bank's outstanding stock to Cheviot Financial. Pursuant to the Plan, Cheviot Financial Corp. sold 4,388,438 common shares in a minority stock offering, representing approximately 44% of its outstanding common stock at $10.00 per share to the Savings Bank's depositors and a newly formed Employee Stock Ownership Plan ("ESOP"). The net proceeds of the offering totaled approximately $39.3 million. In addition, 75,000 shares, or approximately one percent of its outstanding shares, were issued to a charitable foundation established by Cheviot Savings Bank. The remaining 5,455,313 shares of common stock of Cheviot Financial, were issued to Cheviot Mutual Holding Company, the federally chartered mutual holding company of Cheviot Financial Corp.

The accompanying unaudited financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. Accordingly, these consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Cheviot Financial included in the Annual Report on Form 10-K for the year ended December 31, 2004. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three month period ended March 31, 2005, is not necessarily indicative of the results which may be expected for the entire year.

2.   Principles of Consolidation

The accompanying consolidated financial statements as of and for the three months ended March 31, 2005, include the accounts of the Corporation and its wholly-owned subsidiary, the Savings Bank. All significant intercompany items have been eliminated.

3.   Earnings Per Share

Basic earnings per share is computed based upon the weighted-average common shares outstanding during the period less shares in the ESOP that are unallocated and not committed to be released plus shares in the ESOP that have been allocated. Weighted-average common shares deemed outstanding totaled 9,597,383 for the three month period ended March 31, 2005, which gives effect to 321,368 unallocated ESOP shares and 35,707 allocated ESOP shares. For the three months ended March 31, 2004, weighted-average shares deemed outstanding totaled 9,561,681, which gives effect to 357,075 unallocated ESOP shares.

Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common share equivalents. The Corporation had no dilutive or potentially dilutive securities during the three month period ended March 31, 2005.

                             Cheviot Financial Corp.

               For the three months ended March 31, 2005 and 2004

4.   Effects of Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (the "FASB") issued a revision to Statement of Financial Accounting Standards ("SFAS") No. 123 which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, primarily on accounting for transactions in which an entity obtains employee services in share-based transactions. This Statement, SFAS No. 123 (R) "Share-Based Payment", requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, with limited exceptions. That cost will be recognized over the period during which an employee is required to provide services in exchange for the award - the requisite service period. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. Employee share purchase plans will not result in recognition of compensation cost if certain conditions are met.

Initially, the cost of employee services received in exchange for an award of liability instruments will be measured based on current fair value; the fair value of that award will be remeasured subsequently at each reporting date through the settlement date. Changes in fair value during the requisite service period will be recognized as compensation cost over that period. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available). If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification.

Excess tax benefits, as defined by SFAS 123(R) will be recognized as an addition to additional paid in capital. Cash retained as a result of those excess tax benefits will be presented in the statement of cash flows as financing cash inflows. The write-off of deferred tax assets relating to unrealized tax benefits associated with recognized compensation cost will be recognized as income tax expense unless there are excess tax benefits from previous awards remaining in additional paid in capital to which it can be offset.

Cheviot Financial's shareholders approved a stock incentive plan (the "Plan") at the Corporation's Annual Meeting held on April 26, 2005. The Plan provides for the award of restricted stock and options to purchase common stock. The Corporation will recognize compensation costs pursuant to SFAS No. 123(R) in calendar 2006 to the extent SFAS No. 123 (R) is implemented and options are granted under the plan.

                             Cheviot Financial Corp.

ITEM 2.            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statements
--------------------------

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

Discussion  of Financial  Condition  Changes from December 31, 2004 to March 31,
2005
--------------------------------------------------------------------------------

Total assets increased $4.3 million, or 1.6%, to $280.9 million at March 31, 2005, from $276.6 million at December 31, 2004. The increase in total assets is primarily due to the purchase of the bank-owned life insurance totaling $3.0 million during the three month period ended March 31, 2005, as well as increases in cash, federal funds and interest-earning deposits, partially offset by decreases in mortgage-backed securities and loans.

Cash, federal funds sold and interest-earning deposits in other financial institutions increased $3.7 million, or 48.0%, to $11.4 million at March 31, 2005, from the $7.7 million total at December 31, 2004. The increase in cash and cash equivalents was due to a $901,000 increase in federal funds sold, a $312,000 increase in interest-earning deposits and an increase in cash and cash due from banks of $2.5 million or 88.0% to $5.3 million at March 31, 2005. Investment securities decreased $3,000, or 0.01%, to $27.1 million at March 31, 2005. All investment securities are classified as held to maturity.

Mortgage-backed securities decreased $1.9 million, or 6.3%, to $28.7 million at March 31, 2005, from $30.7 million at December 31, 2004. The decrease in mortgage-backed securities was due primarily to principal prepayments and repayments totaling $1.9 million. At March 31, 2005, $27.3 million of mortgage-backed securities were classified as held to maturity, while $1.5 million were classified as available for sale. Since March 2004, management has focused on shorter term investments primarily in an effort to further enhance the Corporation's positive interest rate risk position.

Loans receivable decreased $542,000, or 0.3%, to $203.3 million at March 31, 2005, from $203.8 million at December 31, 2004. The decrease resulted from loan principal repayments totaling $9.6 million, partially offset by loan originations of $9.1 million and sales of $90,000.

The allowance for loan losses totaled $732,000 at March 31, 2005 and December 31, 2004, respectively. In determining the adequacy of the allowance for loan losses at any point in time, management and the board of directors apply a systematic process focusing on the risk of loss in the portfolio. First, the loan portfolio is segregated by loan types to be evaluated collectively and loan types to be evaluated individually. Delinquent multi-family and commercial loans are evaluated individually for potential impairments in their carrying value. The analysis resulted in no additional provision to the allowance at March 31, 2005.

Second, the allowance for loan losses entails utilizing our historic loss experience by applying such loss percentage to the loan types to be collectively evaluated in the portfolio. This segment of the loss analysis resulted in no additional provision for loss for the quarter ended March 31, 2005. The analysis of the allowance for loan losses requires an element of judgment and is subject to the possibility that the allowance may need to be increased, with a corresponding reduction in earnings. To the best of management's knowledge, all known and inherent losses that are probable and that can be reasonably estimated have been recorded at March 31, 2005.

                             Cheviot Financial Corp.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

Discussion of Financial Condition Changes from December 31, 2004 to March 31, 2005 (continued)
-------------------------------------------------------------------------------

Non-performing and impaired loans totaled $235,000 and $251,000 at March 31, 2005 and December 31, 2004, respectively. At March 31, 2005, non-performing and impaired loans were comprised of loans secured by one-to four-family residential real estate totaling $141,000 and nonresidential real estate totaling $94,000. The allowance for loan losses represented 311.5% and 291.6% of non-performing and impaired loans at March 31, 2005 and December 31, 2004, respectively. Although management believes that its allowance for loan losses conforms with generally accepted accounting principles based upon the available facts and circumstances, there can be no assurance that additions to the allowance will not be necessary in future periods, which would adversely affect our results of operations.

Deposits decreased $54,000, or 0.03%, to $179.9 million at March 31, 2005, from $180.0 million at December 31, 2004. Advances from the Federal Home Loan Bank of Cincinnati increased by $4.5 million, or 27.7%, to $20.7 million at March 31, 2005, from $16.2 million at December 31, 2004. The increase in advances was due primarily to proceeds from new advances of $5.0 million, which was partially offset by $509,000 in repayments.

Shareholders' equity increased $474,000, or 0.6%, to $78.4 million at March 31, 2005, from $77.9 million at December 31, 2004. The increase resulted from net earnings during the period of $639,000 and amortization of ESOP expense totaling $100,000, which were partially offset by dividends paid of $268,000.

Cheviot Savings Bank is required to maintain minimum regulatory capital pursuant to federal regulations. At March 31, 2005, the Savings Bank's regulatory capital substantially exceeded all minimum regulatory capital requirements.


Comparison of Operating Results for the Three-Month Periods Ended March 31, 2005 and 2004
--------------------------------------------------------------------------------

General
--------

Net earnings for the three months ended March 31, 2005 totaled $639,000, a $1.3 million increase from the $692,000 net loss reported in the March 2004 period. The increase in net earnings reflects $1.4 million decrease in general and administrative expenses in 2005 as a result of the absence of a $1.5 million contribution to the Cheviot Savings Bank Charitable Foundation in 2004. In addition, net interest income increased by $226,000 and other income increased by $3,000, which were partially offset by a $294,000 increase in federal income taxes for the 2005 quarter.

Net Interest Income
-------------------

Total interest income increased $344,000, or 11.2%, to $3.4 million for the three-months ended March 31, 2005, from the comparable quarter in 2004. Interest income on loans increased $237,000, or 8.7%, to $3.0 million during the 2005 period, from $2.7 million for the 2004 period. This increase was due primarily to a $15.2 million, or 8.1%, increase in the average balance of loans outstanding, and a 4 basis point increase in the weighted-average yield on loans, to 5.83% for 2005 quarter from 5.79 % for the three months ended March 31, 2004.

                             Cheviot Financial Corp.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Three-Month Periods Ended March 31, 2005 and 2004 (continued)
--------------------------------------------------------------------------------

Net Interest Income (continued)
-------------------------------

Interest income on mortgage-backed securities increased $42,000, or 24.0%, to $217,000 for the three months ended March 31, 2005, from $175,000 for the 2004 quarter, due primarily to a $3.6 million increase in the balance of securities outstanding, and a 23 basis point increase in the average yield year to year. Interest income on investment securities increased $105,000, or 92.9%, to $218,000 for the three months ended March 31, 2005, compared to $113,000 for the same quarter in 2004, due primarily to a 142 basis point increase in the average yield to 2.90% in the 2005 quarter, which was partially offset by a $428,000, or 1.4% decrease in the average balance of investment securities outstanding. Interest income on other interest-earning deposits decreased $40,000, or 49.4%, to $41,000 for the three months ended March 31, 2005, due primarily to a $20.5 million decrease in the average balance of interest-earning deposits, compared to the same period in 2004, partially offset by a 151 basis point increase in the weighted-average yield, to 2.73% for the three months ended March 31, 2005.

Interest expense increased $118,000, or 12.4%, to $1.1 million for the three months ended March 31, 2005, from $949,000 for the same period in 2004. Interest expense on deposits increased by $21,000, or 2.5%, to $865,000 from $844,000 due primarily to a $10.3 million, or 5.5%, decline in the weighted-average balance outstanding, which was partially offset by a 16 basis point increase in the weighted average costs of deposits to 1.96% in the 2005 period. Interest expense on borrowings increased by $97,000, or 92.4%, due primarily to a $9.2 million, or 102.9%, increase in the average balance outstanding, which was partially offset by a 24 basis point decline in the average cost of borrowings. The increase in the yields on interest-earning assets and costs of interest-bearing liabilities were due primarily to the overall increase in market rates in the March 2005 quarter.

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $226,000, or 10.6%, to $2.4 million for the three months ended March 31, 2005, from $2.1 million for the comparable period ended March 31, 2004. The average interest rate spread increased to 2.96% for the three months ended March 31, 2005 from 2.66% for the three months ended March 31, 2004. The net interest margin increased to 3.54% for the three months ended March 31, 2005 from 3.18% for the three months ended March 31, 2004.

Provision for Losses on Loans
-----------------------------

As a result of an analysis of historical experience, the volume and type of lending conducted by the Savings Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Savings Bank's market area, and other factors related to the collectibility of the Savings Bank's loan portfolio, management concluded that the allowance for loan losses was adequate, and therefore, elected not to record a provision for losses on loans for the three-months ended March 31, 2005 and 2004. There can be no assurance that the loan loss allowance will be sufficient to cover losses on nonperforming loans in the future.

Other Income
------------

Other income increased $3,000, or 3.9%, to $79,000 for the three months ended March 31, 2005, compared to the same quarter in 2004, due primarily to an increase in other operating income of $41,000, or 95.3%, to $84,000 for the three months ended March 31, 2005 from $43,000 for the prior period, which was partially offset by a decrease in the gain on sale of loans of $32,000, or 97.0% and an increase in the loss on sale of real estate acquired through foreclosure of $6,000.

                             Cheviot Financial Corp.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Three-Month Periods Ended March 31, 2005 and 2004 (continued)
--------------------------------------------------------------------------------

General, Administrative and Other Expense
-----------------------------------------

General, administrative and other expense decreased $1.4 million, or 48.6%, to $1.5 million for the three months ended March 31, 2005, from $2.9 million for the comparable quarter in 2004. This decrease is a result of a $1.5 million expense recorded during the first quarter of 2004 in connection with the Corporation's contribution to the Cheviot Savings Bank Charitable Foundation. This decrease was partially offset by an increase of $56,000, or 77.8% in legal and professional expenses, an increase of $27,000, or 25.0% in other operating expense and an increase of $20,000, or 2.5% in employee compensation and benefits. The increase in legal and professional expense was due primarily to expenses associated with the reporting requirements of a public company and professional services in connection with the implementation and design of Sarbanes-Oxley audit documentation. The increase in employee compensation and benefits is due primarily to an increase in contributions to the retirement plan and an increase in the number of employees as a result of the Company's growth.

Federal Income Taxes
--------------------

The provision for federal income taxes increased $294,000, or 918.8%, to $326,000 for the three months ended March 31, 2005, from $32,000 for the same quarter in 2004, due primarily to a $1.6 million, or 246.2%, increase in pre-tax earnings. The effective tax rate was 33.8% for the three month period ended March 31, 2005. The federal income tax provision for the 2004 quarter totaled $32,000 on a pre-tax loss of $660,000. The difference between the 2004 provision and the tax benefits refundable at the statutory rate results the inability to fully utilize contributions to the Cheviot Savings Bank Foundation.

ITEM 3   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change in the Corporation's market risk since the Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2004.

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

There were no significant changes in the Corporation's internal controls or in other factors that could materially affect, or could reasonably be likely to materially affect, these controls subsequent to the date of their evaluation by the Corporation's Chief Executive Officer and Chief Financial Officer.

                             Cheviot Financial Corp.

                                     PART II

ITEM 1.   Legal Proceedings

          Not applicable

ITEM 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities
          ---------------------------------------------------------------------

          The Corporation announced a repurchase plan on March 29, 2005. This program provides for the repurchase of 5%, or 495,937 shares of our common stock. As of March 31, 2005, the Corporation had not repurchased any shares.

ITEM 3.   Defaults Upon Senior Securities

          Not applicable

ITEM 4.   Submission of Matters to a Vote of Security Holders
          --------------------------------------------------

          Not applicable

ITEM 5.   Other Information

          None.

ITEM 6.   Exhibits

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

     32.2 Certification  of Principal  Financial  Officer  Pursuant to 18 U.S.C.
          Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
                                       13

                             Cheviot Financial Corp.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:   May 12, 2005                   By:/s/ Thomas J. Linneman
       ---------------                    ---------------------------
                                          Thomas J. Linneman
                                          President and Chief Executive Officer



Date:   May 12, 2005                   By:/s/ Scott T. Smith
       ---------------                    ----------------------------------
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


Date:  May 12, 2005                       /s/Thomas J. Linneman
                                          -------------------------------------
                                          Thomas J. Linneman
                                          President and Chief Executive Officer
                                           (principal executive officer)

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


Date:  May 12, 2005                            /s/Scott T. Smith
                                               --------------------------------
                                               Scott T. Smith
                                               Chief Financial Officer
                                                (principal financial officer)

                                                                    Exhibit 32.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Cheviot Financial Corp. (the "Company"), on Form 10-Q for the period ended March 31, 2005, as filed with the Securities and Exchange Commission on the date of this Certification (the "Report"), I, Thomas J. Linneman, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

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


                                          /s/Thomas J. Linneman
                                          ------------------------------------
                                          Thomas J. Linneman
                                          President and Chief Executive Officer

         Date:  May 12, 2005

                                                                    Exhibit 32.2

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Cheviot Financial Corp. (the "Company"), on Form 10-Q for the period ended March 31, 2005, as filed with the Securities and Exchange Commission on the date of this Certification (the "Report"), I, Scott T. Smith, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

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



                                                     /s/Scott T. Smith
                                                     ---------------------------
                                                     Scott T. Smith
                                                     Chief Financial Officer

         Date:  May 12, 2005