Form 10-Q
period 2005-06-30
CHEVIOT FINANCIAL CORP
filed 2005-08-15
CIK 1248124

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                June 30, 2005
                                -----------------------------------------

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

Yes [   ]         No  [X]

As of August 5, 2005, the latest practicable date, 9,918,751 shares of the registrant's common stock, $.01 par value, were issued and outstanding.

                     INDEX

                                                                           Page

PART I -        FINANCIAL INFORMATION

                Consolidated Statements of Financial Condition               3

                Consolidated Statements of Earnings                          4

                Consolidated Statements of Cash Flows                        5

                Notes to Consolidated Financial Statements                   7

                Management's Discussion and Analysis of
                Financial Condition and Results of
                Operations                                                   9

                Quantitative and Qualitative Disclosures about
                Market Risk                                                 14

                Controls and Procedures                                     14

PART II  -      OTHER INFORMATION                                           15

SIGNATURES                                                                  16

                             Cheviot Financial Corp.

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                        (In thousands, except share data)

                                                                                           June 30,        December 31,
         ASSETS                                                                                2005                2004
                                                                                        (Unaudited)

Cash and due from banks                                                                  $    2,463          $    2,836
Federal funds sold                                                                            3,032               4,370
Interest-earning deposits in other financial institutions                                     3,209                 519
                                                                                          ---------          ----------
         Cash and cash equivalents                                                            8,704               7,725

Investment securities held to maturity - at cost, approximate market value of
  $26,803 and $26,864 at June 30, 2005
  and December 31, 2004, respectively                                                        27,080              27,102
Mortgage-backed securities available for sale - at fair value                                 1,434               1,483
Mortgage-backed securities held to maturity - at cost, approximate market value of $25,246 and $29,315 at June 30, 2005
  and December 31, 2004, respectively                                                        25,068              29,204
Loans receivable - net                                                                      207,838             203,842
Real estate acquired through foreclosure - net                                                   28                  90
Office premises and equipment - at depreciated cost                                           3,440               2,947
Federal Home Loan Bank stock - at cost                                                        2,977               2,909
Accrued interest receivable on loans                                                            799                 750
Accrued interest receivable on mortgage-backed securities                                        69                  80
Accrued interest receivable on investments and interest-earning deposits                        282                 219
Bank-owned life insurance                                                                     3,048                  -
Prepaid expenses and other assets                                                               202                 236
Prepaid federal income taxes                                                                    197                  -
                                                                                         ----------           ---------
         Total assets                                                                      $281,166            $276,587
                                                                                         ==========           =========

         LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits                                                                                   $180,879            $179,989
Advances from the Federal Home Loan Bank                                                     20,985              16,199
Advances by borrowers for taxes and insurance                                                   390               1,014
Accounts payable and other liabilities                                                          904               1,003
Accrued federal income taxes                                                                     -                  127
Deferred federal income taxes                                                                   372                 315
                                                                                         ----------          ----------
         Total liabilities                                                                  203,530             198,647

Shareholders' equity
  Preferred stock - authorized 5,000,000 shares, $.01 par value; none issued
  Common stock - authorized 30,000,000 shares, $.01 par value;
    9,918,751 shares issued and outstanding at both
    June 30, 2005 and December 31, 2004                                                          99                  99
  Additional paid-in capital                                                                 42,786              42,746
  Retained earnings - restricted                                                             38,901              38,374
  Shares acquired by stock benefit plans                                                     (4,148)             (3,273)
  Other comprehensive income (loss), unrealized losses on securities available
    for sale, net of tax effects                                                                 (2)                 (6)
                                                                                         ----------           ---------
         Total shareholders' equity                                                          77,636              77,940
                                                                                         ----------           ---------
         Total liabilities and shareholders' equity                                        $281,166            $276,587
                                                                                         ==========           =========

See accompanying notes to consolidated financial statements.
                                       3

                             Cheviot Financial Corp.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                      (In thousands, except per share data)


                                                                          Six months ended             Three months ended
                                                                              June 30,                      June 30,
                                                                         2005         2004              2005         2004

Interest income
  Loans                                                                $5,918       $5,444            $2,965       $2,728
  Mortgage-backed securities                                              439          367               222          192
  Investment securities                                                   457          323               239          210
  Interest-earning deposits and other                                     109          133                68           52
                                                                       ------       ------            ------      -------
         Total interest income                                          6,923        6,267             3,494        3,182

Interest expense
  Deposits                                                              1,815        1,656               949          812
  Borrowings                                                              435          220               233          115
                                                                       ------       ------            ------       ------
         Total interest expense                                         2,250        1,876             1,182          927
                                                                        -----        -----             -----       ------

         Net interest income                                            4,673        4,391             2,312        2,255

Provision for losses on loans                                              32           -                 32           -
                                                                      -------        -----           -------        -----
         Net interest income after provision for losses on loans        4,641        4,391             2,280        2,255

Other income (expense)
  Gain on sale of loans                                                     4           33                 3           -
  Loss on sale of real estate acquired through foreclosure                 (6)         (13)               -            -
  Other operating                                                         194           97               110           41
                                                                       ------      -------            ------      -------
         Total other income                                               192          117               113           41

General, administrative and other expense
  Employee compensation and benefits                                    1,763        1,604               937          799
  Occupancy and equipment                                                 226          211               110          100
  Property, payroll and other taxes                                       477          337               309          166
  Data processing                                                         115          119                56           53
  Legal and professional                                                  306          166               178           94
  Advertising                                                              88           78                44           39
  Contribution to Cheviot Savings Bank Charitable Foundation               -         1,500                -            -
  Other operating                                                         270          257               135          149
                                                                       ------       ------            ------       ------
         Total general, administrative and other expense                3,245        4,272             1,769        1,400
                                                                        -----        -----             -----        -----
         Earnings before income taxes                                   1,588          236               624          896

Federal income taxes
  Current                                                                 470          506               186          254
  Deferred                                                                 55         (168)               14           52
                                                                       ------       ------            ------       ------
         Total federal income taxes                                       525          338               200          306
                                                                       ------       ------            ------       ------
         NET EARNINGS (LOSS)                                           $1,063      $  (102)          $   424      $   590
                                                                       ======       ======            ======       ======
         EARNINGS (LOSS) PER SHARE
           Basic                                                       $  .11      $  (.01)          $   .04      $   .06
                                                                       ======       ======            ======       ======
           Diluted                                                     $  .11          N/A           $   .04          N/A
                                                                       ======                         ======

See accompanying notes to consolidated financial statements.

                             Cheviot Financial Corp.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                 For the six months ended June 30, 2005 and 2004
                                 (In thousands)

                                                                                               2005                2004
Cash flows from operating activities:
  Net earnings (loss) for the period                                                       $  1,063           $    (102)
  Adjustments to reconcile net earnings (loss) to net cash
  provided by (used in) operating activities:
    Amortization of premiums and discounts on investment
      and mortgage-backed securities, net                                                        32                  82
    Depreciation                                                                                123                 116
    Amortization of deferred loan origination (fees) costs - net                                (15)                  8
    Proceeds from sale of loans in the secondary market                                         651               1,518
    Loans originated for sale in the secondary market                                          (648)             (1,081)
    Gain on sale of loans                                                                        (4)                (33)
    Loss on sale of real estate acquired through foreclosure                                      6                  13
    Federal Home Loan Bank stock dividends                                                      (68)                (56)
    Provision for losses on loans                                                                32                  -
    Amortization of expense related to stock benefit plans                                      100                  -
    Increase (decrease) in cash due to changes in:
      Accrued interest receivable on loans                                                      (49)                (48)
      Accrued interest receivable on mortgage-backed securities                                  11                  (9)
      Accrued interest receivable on investments and interest-
        bearing deposits                                                                        (63)                (75)
      Prepaid expenses and other assets                                                          34                 792
      Accounts payable and other liabilities                                                    (99)               (113)
      Federal income taxes
        Current                                                                                (324)               (194)
        Deferred                                                                                 55                (168)
                                                                                          ---------            --------
         Net cash provided by operating activities                                              837                 650

Cash flows provided by (used in) investing activities:
  Principal repayments on loans                                                              19,661              22,906
  Loan disbursements                                                                        (23,701)            (36,485)
  Purchase of U.S. Government and agency obligations                                         (1,977)            (26,012)
  Proceeds from maturity of U.S. Government and agency obligations                            2,000              14,000
  Purchase of mortgage-backed securities                                                         -              (11,964)
  Principal repayments on mortgage-backed securities                                          4,158               2,962
  Proceeds from sale of real estate acquired through foreclosure                                 84                  33
  Purchase of office premises and equipment                                                    (616)                (44)
  Purchase of bank-owned life insurance                                                      (3,000)                 -
  Net increase in the cash surrender value of life insurance                                    (48)                 -
                                                                                          ---------             -------
         Net cash used in investing activities                                               (3,439)            (34,604)

Cash flows provided by (used in) financing activities:
  Net increase (decrease) in deposits                                                           890             (84,184)
  Proceeds from Federal Home Loan Bank advances                                               7,000               9,000
  Repayments on Federal Home Loan Bank advances                                              (2,214)             (1,116)
  Advances by borrowers for taxes and insurance                                                (624)               (581)
  Repurchase of shares for stock benefit plans                                                 (935)                 -
  Proceeds from issuance of common stock                                                         -               39,274
  Dividends paid on common stock                                                               (536)               (446)
                                                                                          ---------             -------
         Net cash provided by (used in) financing activities                                  3,581             (38,053)
                                                                                          ---------             -------
Net increase (decrease) in cash and cash equivalents                                            979             (72,007)

Cash and cash equivalents at beginning of period                                              7,725              83,776
                                                                                          ---------              ------
Cash and cash equivalents at end of period                                                 $  8,704             $11,769
                                                                                          =========              ======

                             Cheviot Financial Corp.

                 For the six months ended June 30, 2005 and 2004
                                 (In thousands)

                                                                                               2005                2004

Supplemental disclosure of cash flow information:
Cash paid during the period for:
    Federal income taxes                                                                    $   794             $   500
                                                                                            =======             =======

    Interest on deposits and borrowings                                                      $2,250             $ 1,876
                                                                                            =======             =======

Supplemental disclosure of noncash investing activities:
  Transfer of loans to real estate acquired through foreclosure                            $     28             $    -
                                                                                            =======             =======

  Recognition of mortgage servicing rights in accordance with SFAS No. 140                 $      1             $    11
                                                                                            ========            =======

See accompanying notes to consolidated financial statements.

                             Cheviot Financial Corp.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            For the three and six months ended June 30, 2005 and 2004

1.   Basis of Presentation
     ---------------------

     In January  2004,  Cheviot  Financial  Corp.  ("Cheviot  Financial"  or the
     "Corporation") completed a Plan of Reorganization (the "Plan" or the "Reorganization") pursuant to which Cheviot Savings Bank (the "Savings Bank") reorganized into a two-tier mutual holding company structure with the establishment of Cheviot Financial, as parent of the Savings Bank, with the Savings Bank converting to stock form and issuing all the Savings Bank's outstanding stock to Cheviot Financial. Pursuant to the Plan, Cheviot Financial Corp. sold 4,388,438 common shares in a minority stock offering, representing approximately 44% of its outstanding common stock at $10.00 per share to the Savings Bank's depositors and a newly formed Employee Stock Ownership Plan ("ESOP"). The net proceeds of the offering totaled approximately $39.3 million. In addition, 75,000 shares, or approximately one percent of its outstanding shares, were issued to a charitable foundation established by Cheviot Savings Bank. The remaining 5,455,313 shares of common stock of Cheviot Financial were issued to Cheviot Mutual Holding Company, the federally chartered mutual holding company of Cheviot Financial Corp.

     The accompanying unaudited financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. Accordingly, these consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Cheviot Financial included in the Annual Report on Form 10-K for the year ended December 31, 2004. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three and six month periods ended June 30, 2005, are not necessarily indicative of the results which may be expected for the entire year.

2.   Principles of Consolidation
     ----------------------------

     The accompanying consolidated financial statements as of and for the three and six months ended June 30, 2005, include the accounts of the Corporation and its wholly-owned subsidiary, the Savings Bank. All significant intercompany items have been eliminated.

3.   Earnings Per Share
     ------------------

     Basic earnings per share is computed based upon the weighted-average common shares outstanding during the period less shares in the ESOP that are unallocated and not committed to be released plus shares in the ESOP that have been allocated. Weighted-average common shares deemed outstanding totaled 9,597,383 for the three and six month periods ended June 30, 2005, which gives effect to 321,368 unallocated ESOP shares and 35,707 allocated ESOP shares. For the three and six months ended June 30, 2004, weighted-average shares deemed outstanding totaled 9,561,676, which gives effect to 357,075 unallocated ESOP shares.

     Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common share equivalents. The Corporation had no dilutive or potentially dilutive securities during the three and six month periods ended June 30, 2004. The Corporation approved a Stock Option Plan on April 26, 2005, which provides for the issuance of 486,018 shares under option. On May 5, 2005, approximately 384,000 option shares were granted subject to five year vesting. None of these shares were included in diluted earnings per share for the three or six months ended June 30, 2005 as the strike price closely approximated market price at that date.

                             Cheviot Financial Corp.

            For the three and six months ended June 30, 2005 and 2004

4.   Effects of Recent Accounting Pronouncements
     -------------------------------------------

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

     As stated previously, Cheviot Financial's shareholders approved a stock incentive plan (the "Plan") at the Corporation's Annual Meeting held on April 26, 2005. The Plan provides for the award of restricted stock and options to purchase common stock. The Corporation will recognize compensation costs on option shares pursuant to SFAS No. 123(R) in calendar 2006.

                             Cheviot Financial Corp.

ITEM 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Forward Looking Statements
--------------------------

This report on Form 10-Q contains forward-looking statements, which can be identified by the use of such words as estimate, project, believe, intend, anticipate, plan, seek, expect and similar expressions. These forward-looking statements are subject to significant risks, assumptions and uncertainties that could affect the actual outcome of future events. Because of these uncertainties, our actual future results may be materially different from the results indicated by these forward-looking statements.

Discussion  of Financial  Condition  Changes from  December 31, 2004 to June 30,
2005
--------------------------------------------------------------------------------

Total assets increased $4.6 million, or 1.7%, to $281.2 million at June 30, 2005, from $276.6 million at December 31, 2004. The increase in total assets is primarily due to the purchase of the bank-owned life insurance totaling $3.0 million during the six month period ended June 30, 2005, as well as increases in interest-earning deposits and loans receivable, partially offset by a decrease in mortgage-backed securities.

Cash, federal funds sold and interest-earning deposits increased $1.0 million, or 12.7%, to $8.7 million at June 30, 2005, from the $7.7 million total at December 31, 2004. The increase in cash and cash equivalents was due to a $2.7 million increase in interest-earning deposits, which was partially offset by a decrease in cash and cash due from banks of $373,000, or 13.2%, and a decrease in federal funds sold of $1.3 million, or 30.6%, at June 30, 2005. Investment securities decreased $22,000, or 0.1%, to $27.1 million at June 30, 2005. All investment securities are classified as held to maturity.

Mortgage-backed securities decreased $4.2 million, or 13.6%, to $26.5 million at June 30, 2005, from $30.7 million at December 31, 2004. The decrease in mortgage-backed securities was due primarily to principal prepayments and repayments totaling $4.2 million. At June 30, 2005, $25.1 million of mortgage-backed securities were classified as held to maturity, while $1.4 million were classified as available for sale. Since June 2004, management has focused on shorter term investments primarily in an effort to further enhance the Corporation's interest rate risk position.

Loans receivable increased $4.0 million, or 2.0%, to $207.8 million at June 30, 2005, from $203.8 million at December 31, 2004. The increase resulted from loan originations totaling $23.7 million and sales of $648,000, partially offset by loan principal repayments of $19.7 million.

The allowance for loan losses totaled $764,000 and $732,000 at June 30, 2005 and December 31, 2004, respectively. In determining the adequacy of the allowance for loan losses at any point in time, management and the board of directors apply a systematic process focusing on the risk of loss in the portfolio. First, the loan portfolio is segregated by loan types to be evaluated collectively and loan types to be evaluated individually. Delinquent multi-family and commercial loans are evaluated individually for potential impairments in their carrying value.

Second, the allowance for loan losses entails utilizing our historic loss experience by applying such loss percentage to the loan types to be collectively evaluated in the portfolio. This segment of the loss analysis resulted in an additional $32,000 to the provision for loss for the quarter ended June 30, 2005. The analysis of the allowance for loan losses requires an element of judgment and is subject to the possibility that the allowance may need to be increased, with a corresponding reduction in earnings. To the best of management's knowledge, all known and inherent losses that are probable and that can be reasonably estimated have been recorded at June 30, 2005.
                                       9

                             Cheviot Financial Corp.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Discussion of Financial Condition Changes from December 31, 2004 to June 30, 2005 (continued)
--------------------------------------------------------------------------------

Non-performing and impaired loans totaled $206,000 and $251,000 at June 30, 2005 and December 31, 2004, respectively. At June 30, 2005, non-performing and impaired loans were comprised of loans secured by one-to four-family residential real estate totaling $112,000 and nonresidential real estate totaling $94,000. The allowance for loan losses represented 370.9% and 291.6% of non-performing and impaired loans at June 30, 2005 and December 31, 2004, respectively.
Although management believes that its allowance for loan losses conforms with generally accepted accounting principles based upon the available facts and circumstances, there can be no assurance that additions to the allowance will not be necessary in future periods, which would adversely affect our results of operations.

Deposits increased $890,000, or 0.5%, to $180.9 million at June 30, 2005, from $180.0 million at December 31, 2004. Advances from the Federal Home Loan Bank of Cincinnati increased by $4.8 million, or 29.5%, to $21.0 million at June 30, 2005, from $16.2 million at December 31, 2004. The Corporation utilized the advance proceeds to partially fund growth in the loan portfolio.

Shareholders' equity decreased $304,000, or 0.4%, to $77.6 million at June 30, 2005, from $77.9 million at December 31, 2004. The decrease resulted from the repurchase of shares for stock benefit plans of $935,000 and dividends paid of $536,000, which were partially offset by net earnings of $1.1 million and amortization of ESOP expense of $100,000.

Cheviot Savings Bank is required to maintain minimum regulatory capital pursuant to federal regulations. At June 30, 2005, the Savings Bank's regulatory capital substantially exceeded all minimum regulatory capital requirements.


Comparison of Operating Results for the Six-Month Periods Ended June 30, 2005 and 2004
--------------------------------------------------------------------------------

General
-------

Net earnings for the six months ended June 30, 2005 totaled $1.1 million, a $1.2 million increase from the $102,000 net loss reported for the June 2004 period. The increase in net earnings reflects $1.0 million decrease in general and administrative expenses in 2005 reflecting the absence of a nonrecurring $1.5 million contribution to the Cheviot Savings Bank Charitable Foundation in 2004. In addition, net interest income increased by $282,000 and other income increased by $75,000, which were partially offset by a $187,000 increase in federal income taxes for the 2005 quarter.

Net Interest Income
--------------------

Total interest income increased $656,000, or 10.5%, to $6.9 million for the six-months ended June 30, 2005, from the comparable period in 2004. Interest income on loans increased $474,000, or 8.7%, to $5.9 million during the 2005 period, from $5.4 million for the 2004 period. This increase was due primarily to a $15.8 million, or 8.3%, increase in the average balance of loans outstanding, and a 2 basis point increase in the weighted-average yield on loans, to 5.73 % for 2005 period from 5.71% for the six months ended June 30, 2004.

                             Cheviot Financial Corp.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Six-Month Periods Ended June 30, 2005 and 2004 (continued)
--------------------------------------------------------------------------------

Net Interest Income (continued)
-------------------------------

Interest income on mortgage-backed securities increased $72,000, or 19.6%, to $439,000 for the six months ended June 30, 2005, from $367,000 for the 2004 period, due primarily to a 55 basis point increase in the average yield, partially offset by a $182,000 decrease in the average balance of securities outstanding. Interest income on investment securities increased $134,000, or 41.5%, to $457,000 for the six months ended June 30, 2005, compared to $323,000 for the same period in 2004, due primarily to a 122 basis point increase in the average yield to 3.35% in the 2005 period, which was partially offset by a $3.0 million, or 9.9% decrease in the average balance of investment securities outstanding. Interest income on interest-earning deposits decreased $24,000, or 18.0%, to $109,000 for the six months ended June 30, 2005, due primarily to a $11.3 million decrease in the average balance of interest-earning deposits, compared to the same period in 2004, partially offset by a 113 basis point increase in the weighted-average yield, to 2.44% for the six months ended June 30, 2005.

Interest expense increased $374,000, or 19.9%, to $2.3 million for the six months ended June 30, 2005, from $1.9 million for the same period in 2004.
Interest expense on deposits increased by $159,000, or 9.6%, to $1.8 million from $1.7 million due primarily to a $7.5 million, or 4.0%, decline in the weighted-average balance outstanding, which was partially offset by a 25 basis point increase in the weighted average costs of deposits to 2.04% in the 2005 period. Interest expense on borrowings increased by $215,000, or 97.7%, due primarily to a $10.4 million, or 101.4%, increase in the average balance outstanding, which was partially offset by an 8 basis point decline in the average cost of borrowings. The increase in the yields on interest-earning assets and costs of interest-bearing liabilities were due primarily to the overall increase in short-term interest rates during 2005.

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $282,000, or 6.4%, to $4.7 million for the six months ended June 30, 2005, from $4.4 million for the comparable period ended June 31, 2004. The average interest rate spread increased to 2.87% for the six months ended June 30, 2005 from 2.76% for the six months ended June 30, 2004. The net interest margin increased to 3.47% for the six months ended June 30, 2005 from 3.27% for the six months ended June 30, 2004.

Provision for Losses on Loans
-----------------------------

As a result of an analysis of historical experience, the volume and type of lending conducted by the Savings Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Savings Bank's market area, and other factors related to the collectibility of the Savings Bank's loan portfolio, management recorded a $32,000 provision for losses on loans for the six-months ended June 30, 2005. Management's analysis of the allowance resulted in no provision for losses on loans for the six months ended June 30, 2004. There can be no assurance that the loan loss allowance will be sufficient to cover losses on nonperforming loans in the future.

Other Income
------------

Other income increased $75,000, or 64.1%, to $192,000 for the six months ended June 30, 2005, compared to the same period in 2004, due primarily to an increase in other operating income of $97,000, or 100%, to $194,000 for the six months ended June 30, 2005 from $97,000 for the prior period and a decrease in the loss on sale of real estate acquired through foreclosure of $7,000, which were partially  offset  by a  decrease  in the gain on sale of loans of  $29,000,  or
87.9%.
                                       11

                             Cheviot Financial Corp.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Six-Month Periods Ended June 30, 2005 and 2004 (continued)
--------------------------------------------------------------------------------

General, Administrative and Other Expense
-----------------------------------------

General, administrative and other expense decreased $1.0 million, or 24.0%, to $3.2 million for the six months ended June 30, 2005, from $4.3 million for the comparable period in 2004. This decrease is a result of a $1.5 million expense recorded during the first quarter of 2004 in connection with the Corporation's contribution to the Cheviot Savings Bank Charitable Foundation. This decrease was partially offset by an increase of $159,000, or 9.9% in employee compensation and benefits expenses, an increase of $140,000, or 41.5% in property, payroll and other taxes and an increase of $140,000, or 84.3% in legal and professional expenses. The increase in employee compensation and benefits is due primarily to an increase in expense related to stock benefit plans, an increase in contributions to the retirement plan and an increase in the number of employees as a result of the Company's growth. The increase in property, payroll and other taxes is due primarily to an increase in the Ohio Franchise tax imposed as a result of the overall increase in the net worth of the Company following the completion of its mutual holding company reorganization and minority stock offering in 2004. The increase in legal and professional expense was due primarily to expenses associated with the reporting requirements of a public company and professional services in connection with the implementation and design of Sarbanes-Oxley audit documentation.

Federal Income Taxes
--------------------

The provision for federal income taxes increased $187,000, or 55.3%, to $525,000 for the six months ended June 30, 2005, from $338,000 for the same period in 2004, due primarily to a $1.4 million increase in pre-tax earnings. The effective tax rate was 33.1% for the six month period ended June 30, 2005. The federal income tax provision for the 2004 period totaled $338,000. The difference between the 2004 provision and tax benefits refundable at the 34%
statutory corporate rate results from the inability to fully deduct contributions to the Cheviot Savings Bank Foundation.

Comparison of Operating Results for the Three-Month Periods Ended June 30, 2005 and 2004
--------------------------------------------------------------------------------

General
--------

Net earnings for the three months ended June 30, 2005 totaled $424,000, a $166,000 decrease from the $590,000 net earnings reported in the June 2004 period. The decrease in net earnings reflects a $369,000 increase in general and administrative expenses in 2005, which was partially offset by an increase in net interest income of $57,000, an increase in other income of $72,000 and a decrease of $106,000 in federal income taxes for the 2005 quarter.

Net Interest Income
-------------------

Total interest income increased $312,000, or 9.8%, to $3.5 million for the three-months ended June 30, 2005, from the comparable quarter in 2004. Interest income on loans increased $237,000, or 8.7%, to $3.0 million during the 2005 period from $2.7 million for the 2004 period. This increase was due primarily to a $11.0 million, or 5.7%, increase in the average balance of loans outstanding, and a 16 basis point increase in the weighted-average yield on loans to 5.79% for 2005 quarter from 5.63% for the three months ended June 30, 2004.

                             Cheviot Financial Corp.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Three-Month Periods Ended June 30, 2005 and 2004 (continued)
--------------------------------------------------------------------------------

Net Interest Income (continued)
-------------------------------

Interest income on mortgage-backed securities increased $30,000, or 15.6%, to $222,000 for the three months ended June 30, 2005, from $192,000 for the 2004 quarter, due primarily to a 55 basis point increase in the average yield year to year, which was partially offset by a $1.3 million decrease in the average balance of securities outstanding. Interest income on investment securities increased $29,000, or 13.8%, to $239,000 for the three months ended June 30, 2005, compared to $210,000 for the same quarter in 2004, due primarily to a 58 basis point increase in the average yield to 3.37% in the 2005 quarter, which was partially offset by a $1.7 million, or 5.6% decrease in the average balance of investment securities outstanding. Interest income on other interest-earning deposits increased $16,000, or 30.8%, to $68,000 for the three months ended June 30, 2005, due primarily to a 215 basis point increase in the weighted-average yield, to 3.64% for the three months ended June 30, 2005, partially offset by a $6.5 million decrease in the average balance of interest-earning deposits.

Interest expense increased $255,000, or 27.5%, to $1.2 million for the three months ended June 30, 2005, from $927,000 for the same period in 2004. Interest expense on deposits increased by $137,000, or 16.9%, to $949,000 from $812,000 due primarily to a 37 basis point increase in the weighted average costs of deposits to 2.14% in the 2005 period, which was partially offset by a $6.5 million decrease in the weighted-average balance outstanding. Interest expense on borrowings increased by $118,000, or 102.6%, due primarily to a $7.9 million, or 69.0%, increase in the average balance outstanding and an 80 basis point increase in the average cost of borrowings. The increase in the yields on interest-earning assets and costs of interest-bearing liabilities were due primarily to the overall increase in market rates in the June 2005 quarter.

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $57,000, or 2.5%, to $2.3 million for the three months ended June 30, 2005. The average interest rate spread decreased to 2.79% for the three months ended June 30, 2005 from 2.86% for the three months ended June 31, 2004. The net interest margin increased to 3.44% for the three months ended June 30, 2005 from 3.37% for the three months ended June 30, 2004.

Provision for Losses on Loans
-----------------------------

As a result of an analysis of historical experience, the volume and type of lending conducted by the Savings Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Savings Bank's market area, and other factors related to the collectibility of the Savings Bank's loan portfolio, management recorded a $32,000 provision for losses on loans for the three-months ended June 30, 2005. Management's analysis in the 2004 period resulted in no provision for losses on loans for the three months ended June 30, 2004. There can be no assurance that the loan loss allowance will be sufficient to cover losses on nonperforming loans in the future.

Other Income
------------

Other income increased $72,000, or 175.6%, to $113,000 for the three months ended June 30, 2005, compared to the same quarter in 2004, due primarily to an increase in other operating income of $69,000, or 168.3%, to $110,000 for the three months ended June 30, 2005 from $41,000 for the prior period and an increase in the gain on sale of loans of $3,000.
                                       13

                             Cheviot Financial Corp.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Three-Month Periods Ended June 30, 2005 and 2004 (continued)
--------------------------------------------------------------------------------

General, Administrative and Other Expense
-----------------------------------------

General, administrative and other expense increased $369,000, or 26.4%, to $1.8 million for the three months ended June 30, 2005, from $1.4 million for the comparable quarter in 2004. This increase is a result of an increase of $138,000 in employee compensation and benefits, an increase of $143,000 in property, payroll, and other taxes and a $84,000 increase in legal and professional expenses. These increases were partially offset by a decrease of $14,000, or 9.4% in other operating expense. The increase in employee compensation and benefits is due primarily to an increase in expense related to stock benefit plans, an increase in contributions to the retirement plan and an increase in the number of employees as a result of the Company's growth. The increase in property, payroll, and other taxes is due primarily to an increase in Ohio franchise tax imposed as a result of the overall increase in the net worth of the Company following the completion of its mutual holding company reorganization and minority stock offering in 2004. The increase in legal and professional expense was due primarily to expenses associated with the reporting requirements of a public company and professional services in connection with the implementation and design of Sarbanes-Oxley audit documentation.

Federal Income Taxes
---------------------

The provision for federal income taxes decreased $106,000, or 34.6%, to $200,000 for the three months ended June 30, 2005, from $306,000 for the same quarter in 2004, due primarily to a $272,000, or 30.4%, decrease in pre-tax earnings. The effective tax rate was 32.1% and 34.2% for the three month periods ended June 30, 2005 and 2004. The difference between the Corporation's 32.1% effective tax rate in the 2005 period and the 34% statutory corporate rate is due primarily to the tax exempt earnings on bank owned life insurance. The difference between the 2004 provision and tax benefits refundable at the statutory rate results from the inability to fully deduct contributions to the Cheviot Savings Bank Foundation.

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

                             Cheviot Financial Corp.

                                     PART II

ITEM 1.  Legal Proceedings
         ----------------

         Not applicable

ITEM 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities
         -----------------------------------------------------------------------

          The Corporation announced a repurchase plan on March 29, 2005. This program provides for the repurchase of 5%, or 495,937 shares of our common stock. As of June 30, 2005, the Corporation had not repurchased any shares pursuant to the repurchase program.

ITEM 3.  Defaults Upon Senior Securities
         -------------------------------

         Not applicable

ITEM 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

          The Corporation held its Annual Meeting of Shareholders on April 26, 2005. Three matters were presented to the shareholders for a vote: The shareholders elected two directors by the following votes:

                                For             Against                Abstain

          Robert Thomas        9,378,501          274,749                   0
          John T. Smith        9,311,458          207,706                   0

          The shareholders ratified the selection of Grant Thornton LLP as the Company's auditors for the 2006 fiscal year by the following vote:

              For:  9,530,500        Against:  32,111        Abstain:  23,596

          The  shareholders   also  approved  of  the  2005  Cheviot   Financial
          Stock-Based Incentive Plan by the following vote:

              For:  7,563,868        Against:  646,972       Abstain:  1,375,377

ITEM 5.  Other Information
         ------------------

          None.

ITEM 6.  Exhibits
         ---------

     31.1 Certification of Principal Executive Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
     31.2 Certification of Principal Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
     32.1 Certification  of Principal  Executive  Officer  Pursuant to 18 U.S.C.
          Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
     32.2 Certification  of Principal  Financial  Officer  Pursuant to 18 U.S.C.
          Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
                                       15

                             Cheviot Financial Corp.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:   August 12, 2005               By:  /s/ Thomas J. Linneman
       -----------------                   -------------------------------------
                                           Thomas J. Linneman
                                           President and Chief Executive Officer



Date:   August 12, 2005                By: /s/ Scott T. Smith
       -----------------                   -------------------------------------
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


Date:  August 12, 2005              /s/Thomas J. Linneman
                                    --------------------------------------------
                                    Thomas J. Linneman
                                    President and Chief Executive Officer
                                    (principal executive officer)

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


Date:  August 12, 2005                            /s/Scott T. Smith
                                                  ------------------------------
                                                  Scott T. Smith
                                                  Chief Financial Officer
                                                  (principal financial officer)

                                                                   Exhibit 32.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Cheviot Financial Corp. (the "Company"), on Form 10-Q for the period ended June 30, 2005, as filed with the Securities and Exchange Commission on the date of this Certification (the "Report"), I, Thomas J. Linneman, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

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


                           /s/Thomas J. Linneman
                           ----------------------------------------------------
                           Thomas J. Linneman
                           President and Chief Executive Officer

         Date:  August 12, 2005

                                                                    Exhibit 32.2

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Cheviot Financial Corp. (the "Company"), on Form 10-Q for the period ended June 30, 2005, as filed with the Securities and Exchange Commission on the date of this Certification (the "Report"), I, Scott T. Smith, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

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



                           /s/Scott T. Smith
                          ------------------------------------------------------
                           Scott T. Smith
                           Chief Financial Officer

         Date:  August 12, 2005