Form 10-Q
period 2005-09-30
CHEVIOT FINANCIAL CORP
filed 2005-11-10
CIK 1248124

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

(Mark One)

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             September 30, 2005
                                ------------------------------------------------

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

Yes [   ]         No  [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [   ]         No  [X]


As of November 8, 2005, the latest practicable date, 9,918,751 shares of the registrant's common stock, $.01 par value, were issued and outstanding.

                                     INDEX

                                                                           Page

PART I -        FINANCIAL INFORMATION

                Consolidated Statements of Financial Condition                 3

                Consolidated Statements of Earnings                            4

                Consolidated Statements of Cash Flows                          5

                Notes to Consolidated Financial Statements                     7

                Management's Discussion and Analysis of
                Financial Condition and Results of
                Operations                                                    11

                Quantitative and Qualitative Disclosures about
                Market Risk                                                   16

                Controls and Procedures                                       16

PART II  -      OTHER INFORMATION                                             17

SIGNATURES                                                                    18

                             Cheviot Financial Corp.

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                        (In thousands, except share data)

                                                                                      September 30,        December 31,
         ASSETS                                                                                2005                2004
                                                                                        (Unaudited)

Cash and due from banks                                                                  $    2,654          $    2,836
Federal funds sold                                                                            6,927               4,370
Interest-earning deposits in other financial institutions                                       595                 519
                                                                                         ----------          ----------
         Cash and cash equivalents                                                           10,176               7,725

Investment securities held to maturity - at cost, approximate market value of
  $26,597 and $26,864 at September 30, 2005
  and December 31, 2004, respectively                                                        27,091              27,102
Mortgage-backed securities available for sale - at fair value                                 1,330               1,483
Mortgage-backed securities held to maturity - at cost, approximate market value of $22,485 and $29,315 at September 30, 2005
  and December 31, 2004, respectively                                                        22,406              29,204
Loans receivable - net                                                                      218,248             203,842
Real estate acquired through foreclosure - net                                                   84                  90
Office premises and equipment - at depreciated cost                                           3,464               2,947
Federal Home Loan Bank stock - at cost                                                        3,013               2,909
Accrued interest receivable on loans                                                            859                 750
Accrued interest receivable on mortgage-backed securities                                        73                  80
Accrued interest receivable on investments and interest-earning deposits                        261                 219
Bank-owned life insurance                                                                     3,074                  -
Prepaid expenses and other assets                                                               350                 236
Prepaid federal income taxes                                                                    115                  -
                                                                                         ----------           ---------
         Total assets                                                                      $290,544            $276,587
                                                                                         ==========           =========
         LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits                                                                                   $181,026            $179,989
Advances from the Federal Home Loan Bank                                                     30,001              16,199
Advances by borrowers for taxes and insurance                                                   726               1,014
Accounts payable and other liabilities                                                        1,186               1,003
Accrued federal income taxes                                                                     -                  127
Deferred federal income taxes                                                                   379                 315
                                                                                         ----------          ----------
         Total liabilities                                                                  213,318             198,647

Shareholders' equity
  Preferred stock - authorized 5,000,000 shares, $.01 par value; none issued
  Common stock - authorized 30,000,000 shares, $.01 par value;
    9,918,751 shares issued and outstanding at both
    September 30, 2005 and December 31, 2004                                                     99                  99
  Additional paid-in capital                                                                 42,786              42,746
  Retained earnings - restricted                                                             39,193              38,374
  Shares acquired by stock benefit plans                                                     (4,854)             (3,273)
  Other comprehensive income (loss), unrealized gains (losses) on securities
    available for sale, net of related tax effects                                                2                  (6)
                                                                                         ----------          ----------
         Total shareholders' equity                                                          77,226              77,940
                                                                                         ----------          ----------
         Total liabilities and shareholders' equity                                        $290,544            $276,587
                                                                                         ==========          ==========

See accompanying notes to consolidated financial statements.

                             Cheviot Financial Corp.

                       CONSOLIDATED STATEMENTS OF EARNINGS

                                   (Unaudited)
                      (In thousands, except per share data)


                                                                          Nine months ended            Three months ended
                                                                            September 30,                September 30,
                                                                       2005          2004             2005           2004

Interest income
  Loans                                                              $  9,057       $8,320            $3,139       $2,876
  Mortgage-backed securities                                              672          595               233          228
  Investment securities                                                   710          547               253          224
  Interest-earning deposits and other                                     166          153                57           20
                                                                     --------       ------           -------      -------
         Total interest income                                         10,605        9,615             3,682        3,348

Interest expense
  Deposits                                                              2,862        2,457             1,047          801
  Borrowings                                                              739          410               304          190
                                                                     --------       ------            ------       ------
         Total interest expense                                         3,601        2,867             1,351          991
                                                                     --------       ------            ------       ------

         Net interest income                                            7,004        6,748             2,331        2,357

Provision for losses on loans                                              62           -                 30           -
                                                                    ---------        -----           -------        -----
         Net interest income after provision for losses on loans        6,942        6,748             2,301        2,357

Other income
  Gain on sale of loans                                                    13           59                 9           26
  Loss on sale of real estate acquired through foreclosure                 (8)         (13)               (2)          -
  Other operating                                                         299          152               105           55
                                                                     --------       ------            ------      -------
         Total other income                                               304          198               112           81

General, administrative and other expense
  Employee compensation and benefits                                    2,683        2,415               921          811
  Occupancy and equipment                                                 310          304                84           93
  Property, payroll and other taxes                                       709          497               231          160
  Data processing                                                         201          175                85           56
  Legal and professional                                                  383          240                77           74
  Advertising                                                             131          117                44           39
  Charitable contribution                                                  -         1,500                -            -
  Other operating                                                         402          376               132          119
                                                                     --------       ------            ------       ------
         Total general, administrative and other expense                4,819        5,624             1,574        1,352
                                                                     --------       ------            ------       ------
         Earnings before income taxes                                   2,427        1,322               839        1,086

Federal income taxes
  Current                                                                 744          826               274          320
  Deferred                                                                 60         (118)                5           50
                                                                     --------       ------           -------      -------
         Total federal income taxes                                       804          708               279          370
                                                                     --------       ------           -------      -------
         NET EARNINGS                                                $  1,623      $   614           $   560      $   716
                                                                     ========       ======           =======      =======
         EARNINGS PER SHARE
           Basic                                                         $.17         $.06              $.06         $.07
                                                                          ===          ===               ===          ===

           Diluted                                                       $.17         $.06              $.06         $.07
                                                                          ===          ===               ===          ===

           Dividends declared per share                                  $.18         $.15              $.06         $.05
                                                                          ===          ===               ===          ===

See accompanying notes to consolidated financial statements.

                             Cheviot Financial Corp.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     For the nine months ended September 30,
                                   (Unaudited)
                                 (In thousands)

                                                                                               2005                2004
Cash flows from operating activities:
  Net earnings for the period                                                              $  1,623           $     614
  Adjustments to reconcile net earnings to net cash
  provided by (used in) operating activities:
    Amortization of premiums and discounts on investment
      and mortgage-backed securities, net                                                        27                 113
    Depreciation                                                                                163                 173
    Amortization of deferred loan origination (fees) costs - net                                (35)                 20
    Proceeds from sale of loans in the secondary market                                       1,595               2,727
    Loans originated for sale in the secondary market                                        (1,591)             (2,482)
    Gain on sale of loans                                                                       (13)                (59)
    Loss on sale of real estate acquired through foreclosure                                      8                  13
    Federal Home Loan Bank stock dividends                                                     (104)                (86)
    Provision for losses on loans                                                                62                  -
    Amortization of expense related to stock benefit plans                                      100                  -
      Increase (decrease) in cash due to changes in:
      Accrued interest receivable on loans                                                     (109)               (109)
      Accrued interest receivable on mortgage-backed securities                                   7                 (11)
      Accrued interest receivable on investments and interest-earning deposits                  (42)                (75)
      Prepaid expenses and other assets                                                        (114)                838
      Accounts payable and other liabilities                                                    183                 188
      Federal income taxes
        Current                                                                                (242)                 (4)
        Deferred                                                                                 60                (118)
                                                                                          ---------            --------
         Net cash provided by operating activities                                            1,578               1,742

Cash flows provided by (used in) investing activities:
  Principal repayments on loans                                                              32,037              30,939
  Loan disbursements                                                                        (46,573)            (48,399)
  Purchase of U.S. Government and agency obligations                                         (1,977)            (26,012)
  Proceeds from maturity of U.S. Government and agency obligations                            2,000              16,000
  Purchase of mortgage-backed securities                                                         -              (13,940)
  Principal repayments on mortgage-backed securities                                          6,924               4,681
  Proceeds from sale of real estate acquired through foreclosure                                110                  33
  Purchase of office premises and equipment                                                    (680)                (44)
  Purchase of bank - owned life insurance                                                    (3,000)                 -
  Net increase in the cash surrender value of life insurance                                    (74)                 -
                                                                                          ---------             -------
         Net cash used in investing activities                                              (11,233)            (36,742)

Cash flows provided by (used in) financing activities:
  Net increase (decrease) in deposits                                                         1,037             (88,787)
  Proceeds from FHLB advances                                                                16,600               9,000
  Repayments of Federal Home Loan Bank advances                                              (2,798)             (1,512)
  Advances by borrowers for taxes and insurance                                                (288)               (271)
  Purchase of shares for stock benefit plans                                                 (1,641)                 -
  Proceeds from issuance of common stock                                                         -               39,274
  Dividends paid on common stock                                                               (804)               (669)
                                                                                           --------            --------
         Net cash provided by (used in) financing activities                                 12,106             (42,965)
                                                                                           --------            --------

Net increase (decrease) in cash and cash equivalents                                          2,451             (77,965)

Cash and cash equivalents at beginning of period                                              7,725              83,776
                                                                                           --------             -------

Cash and cash equivalents at end of period                                                  $10,176             $ 5,811
                                                                                           ========             =======

See accompanying notes to consolidated financial statements.

                             Cheviot Financial Corp.

                     For the nine months ended September 30,
                                   (Unaudited)
                                 (In thousands)

                                                                                               2005                2004

Supplemental disclosure of cash flow information: Cash paid during the period for:
    Federal income taxes                                                                     $1,007             $   630
                                                                                              =====              ======

    Interest on deposits and borrowings                                                      $3,601              $2,867
                                                                                              =====               =====


Supplemental disclosure of noncash investing activities:
  Transfers from loans to real estate acquired through foreclosure                          $   112             $   333
                                                                                             ======              ======


Recognition of mortgage servicing rights in accordance with SFAS No. 140                    $     9             $    18
                                                                                             =======             =======

See accompanying notes to consolidated financial statements.

                             Cheviot Financial Corp.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         For the three and nine months ended September 30, 2005 and 2004


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

The accompanying unaudited financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. Accordingly, these consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Cheviot Financial included in the Annual Report on Form 10-K for the year ended December 31, 2004. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three and nine month periods ended September 30, 2005, are not necessarily indicative of the results which may be expected for the entire year.

2. Principles of Consolidation

The accompanying consolidated financial statements as of and for the three and nine months ended September 30, 2005, include the accounts of the Corporation and its wholly-owned subsidiary, the Savings Bank. All significant intercompany items have been eliminated.

3. Earnings Per Share

Basic earnings per share is computed based upon the weighted-average common shares outstanding during the period, less shares in the ESOP that are unallocated and not committed to be released plus shares in the ESOP that have been allocated. Weighted-average common shares deemed outstanding totaled 9,597,383 for the three and nine month periods ended September 30, 2005, which gives effect to 321,368 unallocated ESOP shares and 35,707 allocated ESOP shares. For the three and nine months ended September 30, 2004, weighted-average shares deemed outstanding totaled 9,561,676, which gives effect to 357,075 unallocated ESOP shares.

Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common share equivalents. The Corporation had no dilutive or potentially dilutive securities during the three and nine month periods ended September 30, 2004. The Corporation approved a Stock Incentive Plan on April 26, 2005, which provides for the issuance of 486,018 shares under option. On May 5, 2005, approximately 384,000 option shares were granted subject to five year vesting. A tabular presentation of diluted earnings per share has not been presented as diluted shares are essentially equal to basic shares outstanding due to the proximity of the strike price and market price.

                             Cheviot Financial Corp.

         For the three and nine months ended September 30, 2005 and 2004


4. Stock Option Plan

The Corporation has a stock option plan that provides for grants of up to 468,018 stock options. The Corporation accounts for its stock option plan in accordance with SFAS No. 123, "Accounting for Stock-based Compensation," which contains a fair value based method for valuing stock-based compensation that entities may use, which measures compensation cost at the grant date based on the fair value of the award. Compensation is then recognized over the service period, which is usually the vesting period. Alternatively, SFAS No. 123 permits entities to continue to account for stock options and similar equity instruments under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Entities that continue to account for stock options using APB Opinion No. 25 are required to make pro-forma disclosures of net earnings and earnings per share, as if the fair value-based method of accounting defined in SFAS No. 123 had been applied.

The Corporation applies APB Opinion No. 25 and related interpretations in accounting for its stock option plan. Accordingly, no compensation cost has been recognized for the plan. Had compensation cost for the Corporation's stock incentive plan been determined based on the fair value at the grant dates for awards under the plan consistent with the accounting method utilized in SFAS No. 123, the Corporation's net earnings and earnings per share would have been reduced to the pro-forma amounts indicated below for the nine and three months ended September 30:

                                                                              Nine months ended          Three months ended
                                                                                September 30,                September,
                                                                                    2005                        2005

    Net earnings (In thousands)                  As reported                      $1,623                       $560
                        Stock-based compensation, net of tax                         (21)                       (13)
                                                                                  ------                     ------

                                                   Pro-forma                      $1,602                       $547
                                                                                  ======                     ======
    Earnings per share
      Basic                                      As reported                        $.17                      $.06
                        Stock-based compensation, net of tax                           -                         -
                                                                                  ------                     ------

                                                   Pro-forma                        $.17                      $.06
                                                                                  ======                     ======

      Diluted                                    As reported                        $.17                      $.06
                        Stock-based compensation, net of tax                           -                         -
                                                                                  ------                     ------

                                                   Pro-forma                        $.17                      $.06
                                                                                  ======                     ======

The fair value of each option granted is estimated on the date of grant using the modified Black-Scholes options-pricing model with the following weighted-average assumptions used for grants: dividend yield of 2.15%; expected volatility of 39.8%; risk-free interest rates of 4.19%; and expected lives of 10 years.

                             Cheviot Financial Corp.

         For the three and nine months ended September 30, 2005 and 2004


    4. Stock Option Plan (continued)

A summary of the status of the Corporation's stock option plan as of September 30, 2005, and changes during the period then ended is presented below:

                                                                                                Nine months ended
                                                                                                  September 30,
                                                                                                      2005
                                                                                                            Weighted-
                                                                                                             average
                                                                                                            exercise
                                                                                           Shares             price

    Outstanding at beginning of period                                                         -            $    -
    Granted                                                                               383,700            11.15
    Exercised                                                                                  -                 -
    Forfeited                                                                                  -                 -
                                                                                          -------           ------

    Outstanding at end of period                                                          383,700           $11.15
                                                                                          =======            =====

    Options exercisable at period-end                                                          -            $    -
                                                                                          =======            =====

The following information applies to options outstanding at September 30, 2005:

    Number outstanding                                               383,700
    Exercise price  $11.15
    Weighted-average exercise price                                    11.15
    Weighted-average remaining contractual life                    4.6 years
    Fair value of options granted                                      $3.36

5. Effects of Recent Accounting Pronouncements

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

                             Cheviot Financial Corp.

         For the three and nine months ended September 30, 2005 and 2004


5. Effects of Recent Accounting Pronouncements (continued)

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

As stated previously, Cheviot Financial's shareholders approved a Stock Incentive Plan at the Corporation's Annual Meeting held on April 26, 2005. The Stock Incentive Plan provides for the award of restricted stock and options to purchase common stock. The Corporation will recognize compensation costs on granted option shares pursuant to SFAS No. 123(R) in calendar 2006. Such costs should approximate the annualized interim costs set forth in the table above.

                             Cheviot Financial Corp.

ITEM 2.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Forward Looking Statements
---------------------------

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


Discussion of Financial Condition Changes from December 31, 2004 to September 30, 2005
--------------------------------------------------------------------------------

Total assets increased $14.0 million, or 5.0%, to $290.5 million at September 30, 2005, from $276.6 million at December 31, 2004. The increase in total assets reflects the purchase of the bank-owned life insurance totaling $3.0 million during the nine month period ended September 30, 2005, as well as growth in interest-earning deposits and loans receivable, which were partially offset by a decrease in mortgage-backed securities.

Cash, federal funds sold and interest-earning deposits increased $2.5 million, or 31.7%, to $10.2 million at September 30, 2005, from the $7.7 million total at December 31, 2004. The increase in cash and cash equivalents was due to a $2.6 million increase in federal funds sold and an increase in interest-earning deposits of $76,000, which was partially offset by a decrease in cash and cash due from banks of $182,000, or 6.4%, at September 30, 2005. Investment securities decreased $11,000, or .04%, to $27.1 million at September 30, 2005. All investment securities are classified as held to maturity.

Mortgage-backed securities decreased $7.0 million, or 22.7%, to $23.7 million at September 30, 2005, from $30.7 million at December 31, 2004. The decrease in mortgage-backed securities was due primarily to principal prepayments and repayments totaling $6.9 million. At September 30, 2005, $22.4 million of mortgage-backed securities were classified as held to maturity, while $1.3 million were classified as available for sale. Since June 2004, management has focused on investing in shorter term investments in an effort to further enhance the Corporation's interest rate risk position in a rising interest rate environment.

Loans receivable increased $14.4 million, or 7.1%, to $218.2 million at September 30, 2005, from $203.8 million at December 31, 2004. The increase reflects loan originations totaling $46.6 million and sales of $1.6 million, partially offset by loan principal repayments of $32.0 million.

The allowance for loan losses totaled $785,000 and $732,000 at September 30, 2005 and December 31, 2004, respectively. In determining the adequacy of the allowance for loan losses at any point in time, management and the board of directors apply a systematic process focusing on the risk of loss in the portfolio. First, the loan portfolio is segregated by loan types to be evaluated collectively and loan types to be evaluated individually. Delinquent multi-family and commercial loans are evaluated individually for potential impairments in their carrying value.

Second, the allowance for loan losses entails utilizing our historic loss experience by applying such loss percentage to the loan types to be collectively evaluated in the portfolio. This segment of the loss analysis resulted in an additional $30,000 to the provision for loss for the quarter ended September 30, 2005. The analysis of the allowance for loan losses requires an element of judgment and is subject to the possibility that the allowance may need to be increased, with a corresponding reduction in earnings. To the best of management's knowledge, all known and inherent losses that are probable and that can be reasonably estimated have been recorded at September 30, 2005.

                             Cheviot Financial Corp.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Discussion of Financial Condition Changes from December 31, 2004 to September 30, 2005 (continued)
--------------------------------------------------------------------------------

Non-performing and impaired loans totaled $205,000 and $251,000 at September 30, 2005 and December 31, 2004, respectively. At September 30, 2005, non-performing and impaired loans were comprised of loans secured by one-to four-family residential real estate totaling $111,000 and nonresidential real estate totaling $94,000. The allowance for loan losses represented 382.9% and 291.6% of non-performing and impaired loans at September 30, 2005 and December 31, 2004, respectively. Although management believes that its allowance for loan losses conforms with generally accepted accounting principles based upon the available facts and circumstances, there can be no assurance that additions to the allowance will not be necessary in future periods, which would adversely affect our results of operations.

Deposits increased $1.0 million, or 0.6%, to $181.0 million at September 30, 2005, from $180.0 million at December 31, 2004. Advances from the Federal Home Loan Bank of Cincinnati increased by $13.8 million, or 85.2%, to $30.0 million at September 30, 2005, from $16.2 million at December 31, 2004. The Corporation utilized the advance proceeds as the primary funding source for growth in the loan portfolio.

Shareholders' equity decreased $714,000 , or 0.9%, to $77.2 million at September 30, 2005, from $77.9 million at December 31, 2004. The decrease resulted from the repurchase of shares for stock benefit plans of $1.6 million and dividends paid of $804,000, which were partially offset by net earnings of $1.6 million and amortization of ESOP expense of $100,000.

Cheviot Savings Bank is required to maintain minimum regulatory capital pursuant to federal regulations. At September 30, 2005, the Savings Bank's regulatory capital substantially exceeded all minimum regulatory capital requirements.


Comparison of Operating Results for the Nine-Month Periods Ended September 30, 2005 and 2004
--------------------------------------------------------------------------------

General
---------

Net earnings for the nine months ended September 30, 2005 totaled $1.6 million, a $1.0 million increase from the $614,000 net earnings reported for the September 2004 period. The increase in net earnings reflects an $805,000 decrease in general and administrative expenses in 2005. During the 2004 period, Cheviot Financial contributed $1.5 million to the Cheviot Savings Bank Charitable Foundation. In addition, net interest income increased by $256,000 and other income increased by $106,000, which were partially offset by a $96,000 increase in federal income taxes for the 2005 quarter.

Net Interest Income
-------------------

Total interest income increased $990,000, or 10.3%, to $10.6 million for the nine-months ended September 30, 2005, from the comparable period in 2004. Interest income on loans increased $737,000, or 8.9%, to $9.1 million during the 2005 period, from $8.3 million for the 2004 period. This increase was due primarily to a $13.8 million, or 7.1%, increase in the average balance of loans outstanding, and a 10 basis point increase in the weighted-average yield on loans, to 5.79% for 2005 period from 5.69% for the nine months ended September 30, 2004.

                             Cheviot Financial Corp.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Nine-Month Periods Ended September 30, 2005 and 2004 (continued)
--------------------------------------------------------------------------------

Net Interest Income (continued)
--------------------------------

Interest income on mortgage-backed securities increased $77,000, or 12.9%, to $672,000 for the nine months ended September 30, 2005, from $595,000 for the 2004 period, due primarily to a 52 basis point increase in the average yield, partially offset by a $1.4 million decrease in the average balance of securities outstanding. Interest income on investment securities increased $163,000, or 29.8%, to $710,000 for the nine months ended September 30, 2005, compared to $547,000 for the same period in 2004, due primarily to an 89 basis point increase in the average yield to 3.27% in the 2005 period, which was partially offset by a $1.7 million, or 5.4% decrease in the average balance of investment securities outstanding. Interest income on interest-earning deposits increased $13,000, or 8.5%, to $166,000 for the nine months ended September 30, 2005, due primarily to a 164 basis point increase in the weighted-average yield, to 3.02% for the nine months ended September 30, 2005, partially offset by a $7.5 million decrease in the average balance of interest-earning deposits, compared to the same period in 2004.

Interest expense increased $734,000, or 25.6%, to $3.6 million for the nine months ended September 30, 2005, from $2.9 million for the same period in 2004. Interest expense on deposits increased by $405,000, or 16.5%, to $2.9 million from $2.5 million due primarily to a $5.6 million, or 3.1%, decline in the weighted-average balance outstanding, which was partially offset by a 36 basis point increase in the weighted average cost of deposits to 2.15% in the 2005 period. Interest expense on borrowings increased by $329,000, or 80.2%, due primarily to a $9.6 million, or 77.1%, increase in the average balance outstanding and an 8 basis point increase in the average cost of borrowings. The increase in the yields on interest-earning assets and cost of interest-bearing liabilities were due primarily to the overall increase in short-term interest rates during 2005. Such increases generally reflect the Federal Reserve's increases in interbank rates during the period.

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $256,000, or 3.8%, to $7.0 million for the nine months ended September 30, 2005, from $6.7 million for the comparable period ended September 30, 2004. The average interest rate spread decreased to 2.79% for the nine months ended September 30, 2005 from 2.82% for the nine months ended September 30, 2004. The net interest margin increased to 3.43% for the nine months ended September 30, 2005 from 3.35% for the nine months ended September 30, 2004.

Provision for Losses on Loans
-----------------------------

As a result of an analysis of historical experience, the volume and type of lending conducted by the Savings Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Savings Bank's market area, and other factors related to the collectibility of the Savings Bank's loan portfolio, management recorded a $62,000 provision for losses on loans for the nine-months ended September 30, 2005. Management's analysis of the allowance resulted in no provision for losses on loans for the nine months ended September 30, 2004. There can be no assurance that the loan loss allowance will be sufficient to cover losses on nonperforming loans in the future.

Other Income
-------------

Other income increased $106,000, or 53.5%, to $304,000 for the nine months ended September 30, 2005, compared to the same period in 2004, due primarily to an increase in other operating income of $147,000, or 96.7%, to $299,000 for the nine months ended September 30, 2005 from $152,000 for the prior period and a decrease in the loss on sale of real estate acquired through foreclosure of $5,000, which were partially offset by a decrease in the gain on sale of loans of $46,000, or 78.0%.

                             Cheviot Financial Corp.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Nine-Month Periods Ended September 30, 2005 and 2004 (continued)
--------------------------------------------------------------------------------

General, Administrative and Other Expense
------------------------------------------

General, administrative and other expense decreased $805,000, or 14.3%, to $4.8 million for the nine months ended September 30, 2005, from $5.6 million for the comparable period in 2004. This decrease is a result of a $1.5 million expense recorded during the first quarter of 2004 in connection with the Corporation's contribution to the Cheviot Savings Bank Charitable Foundation. This decrease was partially offset by an increase of $268,000, or 11.1% in employee compensation and benefits expenses, an increase of $212,000, or 42.7% in property, payroll and other taxes and an increase of $143,000, or 59.6% in legal and professional expenses. The increase in employee compensation and benefits is due primarily to an increase in expense related to stock benefit plans, an increase in contributions to the retirement plan and an increase in the number of employees as a result of the Corporation's growth. The increase in property, payroll and other taxes is due primarily to an increase in the Ohio franchise tax imposed as a result of the overall increase in the net worth of the
Corporation following the completion of its mutual holding company reorganization and minority stock offering in 2004. The increase in legal and professional expense was due primarily to expenses associated with the reporting requirements of a public company and professional services in connection with the implementation and design of Sarbanes-Oxley systems documentation.

Federal Income Taxes
--------------------

The provision for federal income taxes increased $96,000, or 13.6%, to $804,000 for the nine months ended September 30, 2005, from $708,000 for the same period in 2004, due primarily to a $1.1 million increase in pre-tax earnings. The effective tax rate was 33.1% for the nine month period ended September 30, 2005. The federal income tax provision for the 2004 period totaled $708,000, reflecting an effective tax rate of 53.6%. The difference between the 2004 provision and taxes payable at the 34% statutory corporate rate results from the inability to fully deduct contributions to the Cheviot Savings Bank Foundation.

Comparison of Operating Results for the Three-Month Periods Ended September 30, 2005 and 2004
--------------------------------------------------------------------------------

General
--------

Net earnings for the three months ended September 30, 2005 totaled $560,000, a $156,000 decrease from the $716,000 net earnings reported in the September 2004 period. The decrease in net earnings reflects a $222,000 increase in general and administrative expense in 2005, which was partially offset by an increase in other income of $31,000 and a decrease of $91,000 in federal income taxes for the 2005 quarter.

Net Interest Income
-------------------

Total interest income increased $334,000, or 10.0%, to $3.7 million for the three-months ended September 30, 2005, from the comparable quarter in 2004. Interest income on loans increased $263,000, or 9.1%, to $3.1 million during the 2005 period from $2.9 million for the 2004 period. This increase was due primarily to a $12.8 million, or 6.3%, increase in the average balance of loans outstanding, and a 15 basis point increase in the weighted-average yield on loans to 5.81% for 2005 quarter from 5.66% for the three months ended September 30, 2004.

                             Cheviot Financial Corp.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Three-Month Periods Ended September 30, 2005 and 2004 (continued)
--------------------------------------------------------------------------------

Net Interest Income (continued)
--------------------------------

Interest income on mortgage-backed securities increased $5,000, or 2.2%, to $233,000 for the three months ended September 30, 2005, from $228,000 for the 2004 quarter, due primarily to an 89 basis point increase in the average yield period to period, which was partially offset by a $6.9 million decrease in the average balance of securities outstanding. Interest income on investment securities increased $29,000, or 12.9%, to $253,000 for the three months ended September 30, 2005, compared to $224,000 for the same quarter in 2004, due primarily to a 49 basis point increase in the average yield to 3.36% in the 2005 quarter, which was partially offset by a $1.2 million, or 3.9% decrease in the average balance of investment securities outstanding. Interest income on other interest-earning deposits increased $37,000, or 185.0%, to $57,000 for the three months ended September 30, 2005, due primarily to a 119 basis point increase in the weighted-average yield, to 3.27% for the three months ended September 30, 2005 and a $3.0 million increase in the average balance of interest-earning deposits.

Interest expense increased $360,000, or 36.3%, to $1.4 million for the three months ended September 30, 2005, from $1.0 million for the same period in 2004. Interest expense on deposits increased by $246,000, or 30.7%, to $1.0 million from $801,000 due primarily to a 56 basis point increase in the weighted average costs of deposits to 2.35% in the 2005 period, which was partially offset by a $618,000 decrease in the weighted-average balance outstanding. Interest expense on borrowings increased by $114,000, or 60.0%, due primarily to a $10.4 million, or 61.7%, increase in the average balance outstanding, which was partially offset by a 3 basis point decrease in the average cost of borrowings. The increase in the yields on interest-earning assets and costs of interest-bearing liabilities were due primarily to the overall increase in market rates in the September 2005 quarter.

As a result of the foregoing changes in interest income and interest expense, net interest income decreased by $26,000, or 1.1%, to $2.3 million for the three months ended September 30, 2005. The average interest rate spread decreased to 2.67% for the three months ended September 30, 2005 from 2.93% for the three months ended September 30, 2004. The net interest margin decreased to 3.36% for the three months ended September 30, 2005 from 3.49% for the three months ended September 30, 2004.

Provision for Losses on Loans
------------------------------

As a result of an analysis of historical experience, the volume and type of lending conducted by the Savings Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Savings Bank's market area, and other factors related to the collectibility of the Savings Bank's loan portfolio, management recorded a $30,000 provision for losses on loans for the three-months ended September 30, 2005. Management's analysis in the 2004 period resulted in no provision for losses on loans for the three months ended September 30, 2004. There can be no assurance that the loan loss allowance will be sufficient to cover losses on nonperforming loans in the future.

Other Income
--------------

Other income increased $31,000, or 38.3%, to $112,000 for the three months ended September 30, 2005, compared to the same quarter in 2004, due primarily to an increase in other operating income of $50,000, or 90.9%, to $105,000 for the three months ended September 30, 2005 from $55,000 for the prior period consisting of a $25,000 increase in the surrender value of life insurance, which was partially offset by a decrease in the gain on sale of loans of $17,000 and an increase in the loss on sale of real estate acquired through foreclosure of $2,000.

                             Cheviot Financial Corp.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Three-Month Periods Ended September 30, 2005 and 2004 (continued)
--------------------------------------------------------------------------------

General, Administrative and Other Expense
-----------------------------------------

General, administrative and other expense increased $222,000, or 16.4%, to $1.6 million for the three months ended September 30, 2005, from $1.4 million for the comparable quarter in 2004. This increase is a result of an increase of $110,000 in employee compensation and benefits, an increase of $71,000 in property, payroll, and other taxes and a $13,000 increase in other operating expenses. The increase in employee compensation and benefits is due primarily to an increase in expense related to stock benefit plans, an increase in contributions to the retirement plan and an increase in the number of employees as a result of the Corporation's growth. The increase in property, payroll, and other taxes is due primarily to an increase in Ohio franchise tax imposed as a result of the overall increase in the net worth of the Corporation following the completion of its mutual holding company reorganization and minority stock offering in 2004. The increase in other operating expenses was due primarily to additional printing and administrative expenses as a result of being a public company.

Federal Income Taxes
---------------------

The provision for federal income taxes decreased $91,000, or 24.6%, to $279,000 for the three months ended September 30, 2005, from $370,000 for the same quarter in 2004, due primarily to a $247,000, or 22.7%, decrease in pre-tax earnings. The effective tax rate was 33.3% and 34.1% for the three month periods ended September 30, 2005 and 2004. The difference between the Corporation's 33.3% effective tax rate in the 2005 period and the 34% statutory corporate rate is due primarily to the tax exempt earnings on bank owned life insurance.

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

                             Cheviot Financial Corp.

                                     PART II


ITEM 1.  Legal Proceedings
         ------------------

          None.

ITEM 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities
        ------------------------------------------------------------------------

          The Corporation announced a repurchase plan on March 29, 2005. This program provides for the repurchase of 5%, or 495,937 shares of our common stock. As of September 30, 2005, the Corporation had not repurchased any shares pursuant to the repurchase program.

ITEM 3.  Defaults Upon Senior Securities
         -------------------------------

          Not applicable.

ITEM 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         None.

ITEM 5.  Other Information
         -----------------

         None.

ITEM 6.  Exhibits
         --------

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





Date:   November 10, 2005              By:  /s/ Thomas J. Linneman
       ------------------------            -------------------------------------
                                           Thomas J. Linneman
                                           President and Chief Executive Officer



Date:   November 10, 2005               By: /s/ Scott T. Smith
       ------------------------            -------------------------------------
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


Date:  November 10, 2005                   /s/Thomas J. Linneman
                                           -------------------------------------
                                           Thomas J. Linneman
                                           President and Chief Executive Officer
                                           (principal executive officer)

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


Date:  November 10, 2005                           /s/Scott T. Smith
                                                   -----------------------------
                                                   Scott T. Smith
                                                   Chief Financial Officer
                                                   (principal financial officer)

                                                                    Exhibit 32.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Cheviot Financial Corp. (the "Company"), on Form 10-Q for the period ended September 30, 2005, as filed with the Securities and Exchange Commission on the date of this Certification (the "Report"), I, Thomas J. Linneman, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

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


                                           /s/Thomas J. Linneman
                                           -------------------------------------
                                           Thomas J. Linneman
                                           President and Chief Executive Officer

         Date:  November 10, 2005

                                                                    Exhibit 32.2

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Cheviot Financial Corp. (the "Company"), on Form 10-Q for the period ended September 30, 2005, as filed with the Securities and Exchange Commission on the date of this Certification (the "Report"), I, Scott T. Smith, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

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

         Date:  November 10, 2005