Form 10-K
period 2005-12-31
CHEVIOT FINANCIAL CORP
filed 2006-03-28
CIK 1248124

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Fiscal Year Ended December 31, 2005

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

        For the transition period from _______________ to _______________

                          COMMISSION FILE NO. 000-33405

                             CHEVIOT FINANCIAL CORP.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                    FEDERAL                                56-2423720
        -------------------------------             -----------------------
        (State or other jurisdiction of                 (I.R.S. Employer
         incorporation or organization)              Identification Number)


       3723 GLENMORE AVENUE, CHEVIOT, OHIO                   45211
--------------------------------------------------      ----------------
     (Address of Principal Executive Offices)              Zip Code


                                 (513) 661-0457
                                 --------------
                         (Registrant's telephone number)

Securities Registered Pursuant to Section 12(b) of the Act:

                                      NONE

Securities Registered Pursuant to Section 12(g) of the Act:

                     COMMON STOCK, PAR VALUE $.01 PER SHARE
                     --------------------------------------
                                (Title of Class)

        Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES _____ NO __X__

        Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES _____ NO __X__

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days. YES __X__ NO _____.

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X].

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer [ ]    Accelerated Filer [ ]   Non-Accelerated Filer [X]

        Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES _____ NO __X__

        As of June 30, 2005, there were issued and outstanding 9,918,751 shares of the Registrant's Common Stock.

        The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price on June 30, 2005, as reported by the Nasdaq National Market, was approximately $43.8 million.

                       DOCUMENTS INCORPORATED BY REFERENCE

(1) Proxy Statement for the 2006 Annual Meeting of Stockholders of the Registrant (Part III).

                                TABLE OF CONTENTS

ITEM 1.      BUSINESS..........................................................2
             REGULATION.......................................................22
             TAXATION.........................................................29
ITEM 1A.     RISK FACTORS.....................................................30
ITEM 1B.     UNRESOLVED STAFF COMMENTS........................................31
             MANAGEMENT.......................................................32
ITEM 2.      PROPERTIES.......................................................32
ITEM 3.      LEGAL PROCEEDINGS................................................32
ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............33
ITEM 5.      MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
             MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES................33
ITEM 6.      SELECTED FINANCIAL DATA..........................................33
ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.......34
ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA......................34
ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON.................34
             ACCOUNTING AND FINANCIAL DISCLOSURE..............................34
ITEM 9A.     CONTROLS AND PROCEDURES..........................................34
ITEM 9B.     OTHER INFORMATION................................................34
ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...............34
ITEM 11.     EXECUTIVE COMPENSATION...........................................35
ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT AND RELATED STOCKHOLDER MATTERS.......................35
ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...................35
ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES...........................35
ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.......................36

                                     PART I

ITEM 1.         BUSINESS
------------------------

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

GENERAL

CHEVIOT FINANCIAL CORP.

        Following completion of our mutual holding company reorganization and stock offering on January 5, 2004, Cheviot Financial Corp. became the mid-tier stock holding company for Cheviot Savings Bank. The business of Cheviot Financial Corp. consists of holding all of the outstanding common stock of Cheviot Savings Bank. Cheviot Financial Corp. is chartered under Federal law. As part of our reorganization, we issued a total of 9,918,751 shares of common stock. Our mutual holding company parent, Cheviot Mutual Holding Company, received 5,455,313 of our common shares, and we sold 4,388,438 shares to our depositors and a newly formed Employee Stock Ownership Plan. In addition, 75,000 shares were issued to a charitable foundation formed by Cheviot Savings Bank. Under federal regulations, so long as Cheviot Mutual Holding Company exists, it will own at least 50.1% of the voting stock of Cheviot Financial Corp. At December 31, 2005, Cheviot Financial Corp. had total consolidated assets of $291.8 million, total deposits of $181.2 million, and stockholders' equity of $74.8 million. Our executive offices are located at 3723 Glenmore Avenue, Cheviot, Ohio 45211, and our telephone number is (513) 661-0457.

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

                                                                         AT DECEMBER 31,
                                                -------------------------------------------------------------------
                                                        2005                   2004                   2003
                                                ---------------------  ---------------------  ---------------------
                                                  AMOUNT     PERCENT     AMOUNT     PERCENT     AMOUNT     PERCENT
                                                ----------  ---------  ----------  ---------  ----------  ---------
                                                                       (DOLLARS IN THOUSANDS)
Real estate loans:
  One-to four-family residential(1).........    $  195,059     84.97%  $  182,016     86.86%  $  166,998     86.11%
  Multi-family residential..................        11,144      4.86        9,944      4.75        7,714      3.98
  Construction..............................        12,360      5.38       10,718      5.11       13,770      7.10
  Commercial(2).............................        10,883      4.74        6,750      3.22        5,278      2.72
Consumer(3).................................           110      0.05          133      0.06          169      0.09
                                                ----------  ---------  ----------  ---------  ----------  ---------

Total loans.................................       229,556    100.00%     209,561    100.00%     193,929    100.00%
                                                            =========              =========              =========

Less:
  Undisbursed portion of loans in process...         5,849                  4,754                  6,038
  Deferred loan origination fees............           188                    233                    270
  Allowance for loan losses.................           808                    732                    768
                                                ----------             ----------             ----------

Total loans, net............................    $  222,711             $  203,842             $  186,853
                                                ==========             ==========             ==========


                                                               AT MARCH 31,
                                                --------------------------------------------
                                                        2003                   2002
                                                ---------------------  ---------------------
                                                  AMOUNT     PERCENT     AMOUNT     PERCENT
                                                ----------  ---------  ----------  ---------
                                                            (DOLLARS IN THOUSANDS)
Real estate loans:
  One-to four-family residential(1).........    $  163,232     85.91%  $  146,747     85.51%
  Multi-family residential..................         7,787      4.10        7,281      4.24
  Construction..............................        12,368      6.51       10,773      6.28
  Commercial(2).............................         6,305      3.32        6,569      3.83
Consumer(3).................................           303      0.16          240      0.14
                                                ----------  ---------  ----------  ---------

Total loans.................................       189,995    100.00%     171,610    100.00%
                                                            =========              =========

Less:
  Undisbursed portion of loans in process...         6,584                  4,452
  Deferred loan origination fees............           232                    125
  Allowance for loan losses.................           735                    483
                                                ----------             ----------

Total loans, net............................    $  182,444             $  166,550
                                                ==========             ==========

--------------------------
(1) Includes home equity lines of credit, loans purchased and loans held for sale.
(2)  Includes land loans.
(3)  Loans secured by deposit accounts.

        LOAN MATURITY SCHEDULE. The following table sets forth certain information as of December 31, 2005, regarding the amount of loans maturing in our portfolio. Demand loans and loans with no stated maturity, are reported as due within one year.

                                                                      AT DECEMBER 31, 2005
                                -----------------------------------------------------------------------------------------------
                                                   ONE          THREE         FIVE            TEN          BEYOND
                                 WITHIN ONE      THROUGH       THROUGH       THROUGH        THROUGH        TWENTY
                                    YEAR       THREE YEARS    FIVE YEARS    TEN YEARS     TWENTY YEARS      YEARS       TOTAL
                                ------------  -------------  ------------  ------------  --------------  -----------  ---------
                                                                          (IN THOUSANDS)
Real estate loans:
  One-to four-family
    residential(1)............  $      4,745  $      10,346  $     11,599  $     35,522  $      110,188  $    22,659  $ 195,059
  Multi-family residential....           306            680           782         2,516           5,050        1,810     11,144
  Construction................           275            608           697         2,219           7,493        1,068     12,360
  Commercial(2)...............           299            663           765         2,457           4,931        1,768     10,883
Consumer(3)...................           110             --            --            --              --           --        110
                                ------------  -------------  ------------  ------------  --------------  -----------  ---------

Total loans...................  $      5,735  $      12,297  $     13,843  $     42,714  $      127,662  $    27,305  $ 229,556
                                ============  =============  ============  ============  ==============  ===========  =========

----------------------------
(1) Includes home equity lines of credit, loans purchased, loans held for sale and construction loans.
(2)  Includes land loans.
(3)  Loans secured by deposit accounts.

        FIXED AND ADJUSTABLE-RATE LOAN SCHEDULE. The following table sets forth at December 31, 2005, the dollar amount of all fixed-rate and adjustable-rate mortgage loans and home equity lines of credit due after December 31, 2006.

                                            DUE AFTER DECEMBER 31, 2006
                                       --------------------------------------

                                                      FLOATING
                                                         OR
                                          FIXED      ADJUSTABLE      TOTAL
                                       -----------  ------------  -----------
                                                   (IN THOUSANDS)
        Real estate loans:
          One-to four-family
            residential(1)..........   $   151,679  $     38,635  $   190,314
          Multi-family residential..         8,638         2,200       10,838
          Construction .............        12,085            --       12,085
          Commercial(2).............         8,435         2,149       10,584
                                       -----------  ------------  -----------
        Total loans.................   $   180,837  $     42,984     $223,821
                                       ===========  ============  ===========

----------------------------
(1) Includes home equity lines of credit, loans purchased, loans held for sale and construction loans.
(2)  Includes land loans.

        RESIDENTIAL MORTGAGE LOANS. Cheviot Savings Bank originates mortgage loans secured by one-to four-family properties, most of which serve as the primary residence of the owner. As of December 31, 2005, one-to four-family residential mortgage loans totaled $195.1 million, or 85.0% of our total loan portfolio. At December 31, 2005, our one-to four-family residential loan portfolio consisted of 20.3% in adjustable-rate loans and 79.7% in fixed-rate loans. Most of our loan originations result from relationships with existing or past customers, members of our local community and referrals from realtors, attorneys and builders.

        Our mortgage loans generally, have terms from 15 to 30 years and amortize on a monthly basis with principal and interest due each month. As of December 31, 2005, we offered the following residential mortgage loan products:

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

        During the year ended December 31, 2005, we originated $16.4 million in adjustable-rate mortgage loans and $41.9 million in fixed-rate mortgage loans.

        Home equity lines of credit are generally made for owner-occupied homes and are secured by first or second mortgages on residential properties. We are attempting to increase our originations of home equity lines of credit. We generally offer home equity lines of credit with a maximum loan to appraised value ratio of 85% including senior liens on the subject property. We currently offer these loans for terms of up to 10 years, and with adjustable rates that are tied to the prime rate. At December 31, 2005, home equity lines of credit represented $9.5 million of our one-to four-family residential loans.

        CONSTRUCTION LOANS. Cheviot Savings Bank originates construction loans for owner-occupied residential real estate, and, to a lesser extent, for commercial builders of residential real estate, improvement to existing structures, new construction for commercial purposes and residential land development.

        At December 31, 2005, construction loans represented $12.4 million, or 5.4%, of Cheviot Savings Bank's total loans. At December 31, 2005, the unadvanced portion of these constructions loans totaled $5.8 million.

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

        MULTI-FAMILY LOANS. At December 31, 2005, $11.1 million, or 4.9%, of our total loan portfolio consisted of loans secured by multi-family real estate. We originate fixed-rate and adjustable rate multi-family real estate loans with amortization schedules of up to 25 years. We generally lend up to 80% of the property's appraised value. Appraised values are determined by an outside independent appraiser that we designate. In deciding to originate a multi-family loan, we review the creditworthiness of the borrower, the expected cash flows from the property securing the loan, the cash flow requirements of the borrower, the value of the property and the quality of the management involved with the property. We generally obtain the personal guarantee of the principals when originating multi-family real estate loans.

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

        COMMERCIAL REAL ESTATE LOANS. We originate commercial real estate loans to finance the purchase of real property, which generally consists of land and/or developed real estate. In underwriting commercial real estate loans, consideration is given to the property's historic and projected cash flow, current and projected occupancy, location, physical condition and credit worthiness of the borrower. At December 31, 2005, our commercial real estate portfolio totaled $10.9 million, or 4.7%, of total loans. A majority of our commercial real estate loans are secured by properties in Hamilton County. Our commercial real estate portfolio is diverse as to borrower and property type.

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

        CONSUMER LOANS. On a limited basis, we make loans secured by deposit accounts up to 90% of the amount of the depositor's collected deposit account balance. At December 31, 2005, these loans totaled $110,000, or 0.05%, of total loans. Consumer loans are generally offered for terms of one to five years depending on the collateral and at fixed or variable rates of interest depending on the product.

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

                                                                                   FOR THE
                                                   FOR THE         FOR THE       NINE MONTHS
                                                  YEAR ENDED      YEAR ENDED        ENDED
                                                 DECEMBER 31,    DECEMBER 31,    DECEMBER 31,    FOR THE YEAR ENDED MARCH 31,
                                                --------------  --------------  --------------  ------------------------------
                                                    2005             2004            2003            2003            2002
                                                --------------  --------------  --------------  --------------  --------------
                                                                                (IN THOUSANDS)
Balance outstanding at beginning or period....  $      203,842  $      186,853  $      182,444  $      166,550  $      143,547

Originations, including purchased loans
  Real estate loans:
    One-to four-family residential(1).........          53,174          47,736          42,667          54,106          49,330
    Multi-family residential..................           2,974           2,406             998           3,936           1,671
    Construction..............................           7,023           8,886           9,023          11,784           3,676
    Commercial(2).............................           1,310           1,541             926           2,922           2,290
  Consumer(3).................................             111              39              30             192             351
                                                --------------  --------------  --------------  --------------  --------------
      Total loan originations.................          64,592          60,608          53,644          72,940          57,318
                                                --------------  --------------  --------------  --------------  --------------

Less:
   Principal repayments.......................          43,884          40,605          46,669          56,260          33,872
   Transfers to real estate acquired through
     foreclosure..............................             201             293              46             157             196
   Loans sold in the secondary market(4)......           1,596           2,793           2,598             481              --
   Other(5)...................................              42             (72)            (78)            148             247
                                                --------------  --------------  --------------  --------------  --------------
     Total deductions.........................          45,723          43,619          49,235          57,046          34,315
                                                --------------  --------------  --------------  --------------  --------------
   Balance outstanding at end of period.......  $      222,711  $      203,842  $      186,853  $      182,444  $      166,550
                                                ==============  ==============  ==============  ==============  ==============

---------------------------------------
(1) Includes home equity lines of credit, loans purchased and loans held for sale.
(2)  Includes land loans.
(3)  Loans secured by deposit accounts.
(4)  Loans sold to the Federal Home Loan Bank of Cincinnati.
(5) Other items consist of loans in process, deferred loan origination fees, unearned interest and the allowance for loan losses.

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

        At December 31, 2005, the largest aggregate credit exposure to one borrower consisted of five loans totaling $2.7 million. These loans were performing in accordance with their terms. There were ten additional credit relationships, including committed amounts, in excess of $1.0 million at December 31, 2005.

ASSET QUALITY.

        GENERAL. One of our key operating objectives has been, and continues to be, to maintain a high asset quality. Our high proportion of one- to four-family mortgage loans, our maintenance of sound credit standards for new loan originations and our loan administration procedures have resulted in our impaired and non-performing loans totaling to $149,000, or 0.07% of net loans at December 31, 2005.

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

        We hold foreclosed property as real estate acquired through foreclosure. We carry foreclosed real estate at lower of cost or fair value less estimated selling costs. If a foreclosure action is commenced and the loan is not brought current, paid in full, or refinanced before the foreclosure sale, we either sell the real property securing the loan at the foreclosure sale or sell the property as soon thereafter as practical.

        Marketing real estate owned generally involves listing the property for sale. Cheviot Savings Bank maintains the real estate acquired through foreclosure in good condition to enhance its marketability. As of December 31, 2005, we had one property classified as real estate owned. The carrying value of this property was $89,000 at December 31, 2005.

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

        The following table sets forth certain information regarding delinquencies in our loan portfolio as of December 31, 2005.

                                                                     AT DECEMBER 31, 2005
                                         ----------------------------------------------------------------------------
                                                  30-59                      60-89                   90 OR MORE
                                             DAYS DELINQUENT            DAYS DELINQUENT            DAYS DELINQUENT
                                         -----------------------    -----------------------    -----------------------
                                                       PERCENT                    PERCENT                    PERCENT
                                                       OF NET                     OF NET                     OF NET
                                           AMOUNT       LOANS         AMOUNT       LOANS         AMOUNT       LOANS
                                         ----------  -----------    ----------  -----------    ----------  -----------
                                                                     (DOLLARS IN THOUSANDS)
Real Estate Loans:
   One-to four-family residential(1)...  $      367        0.16%    $      299        0.13%    $       15        0.01%
   Multi-family residential............          --          --             --          --            134        0.06
   Construction........................          --          --             --          --             --          --
   Commercial(2).......................          --          --             --          --             --          --
Consumer(3)............................          --          --             --          --             --          --
                                         ----------  -----------    ----------  -----------    ----------  -----------

Total delinquent loans.................  $      367        0.16%    $      299        0.13%    $      149        0.07%
                                         ==========  ===========    ==========  ===========    ==========  ===========

------------------------------
(Footnotes on next page).

        The following table sets forth information regarding impaired and non-performing loans and assets.

                                                          AT DECEMBER 31,                 AT MARCH 31,
                                               ------------------------------------   -----------------------
                                                  2005         2004         2003         2003         2002
                                               ----------   ----------   ----------   ----------   ----------
                                                                     (DOLLARS IN THOUSANDS)
Non-accrual real estate loans:
  One-to four-family residential(1).........   $       --   $       96   $        4   $      137   $      162
  Multi-family residential..................          134           --           --           --           --
  Construction..............................           --           --           --           --           --
  Commercial(2).............................           --           94          226           --           29
Consumer(3).................................           --           --           --           --           --
                                               ----------   ----------   ----------   ----------   ----------
Total non-accruing loans(4).................          134          190          230          137          191
Impaired loans..............................           15           33           38           40           40
Accruing loans delinquent 90 days or more...           --           28          194           58          385
                                               ----------   ----------   ----------   ----------   ----------
Total non-performing loans..................          149          251          462          235          616
Real estate acquired through foreclosure....           89           90           46          141          154
                                               ----------   ----------   ----------   ----------   ----------
Total non-performing assets.................   $      238   $      341   $      508   $      376   $      770
                                               ==========   ==========   ==========   ==========   ==========

Non-performing assets to total assets.......        0.08%        0.12%        0.16%        0.15%        0.34%
Non-performing loans to net loans...........        0.07%        0.12%        0.25%        0.13%        0.37%

---------------------------------------------------
(1) Includes home equity lines of credit, loans purchased and loans held for sale.
(2)  Includes loans secured by land.
(3)  Loans secured by deposit accounts.
(4) For the year ended December 31, 2005, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $5,000.

        Non-performing and impaired loans totaled $149,000 at December 31, 2005.

        Our loan review procedures are performed quarterly. With respect to multi-family and commercial loans, we consider a loan impaired when, based on current information and events, it is probable, that we will be unable to collect all amounts due according to the loan's contractual terms.

        We review all multi-family and commercial loans for impairment. These loans are individually assessed to determine whether the loan's carrying value is in excess of the fair value of the collateral or the present value of the loan's expected cash flows. Smaller balance homogenous loans that are collectively evaluated for impairment, such as residential mortgage loans and consumer loans, are specifically excluded from individual impairment review.

        CLASSIFIED ASSETS. Federal regulations require that each insured savings institution classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, federal examiners have authority to identify problem assets and, if appropriate, classify them. There are three classifications for problem assets: "substandard," "doubtful" and "loss." Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a higher possibility of loss. An asset classified as a loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. Another category designated "special mention" also may be established and maintained for assets which do not currently expose an insured institution to a sufficient degree of risk to warrant classification as substandard, doubtful or loss. If a classified asset is deemed to be impaired with measurement of loss, Cheviot Savings Bank may establish a specific allowance pursuant to SFAS No. 114. Similarly, with respect to homogenous loan types with specific common risks, a specific loan loss allowance is established. The following table sets forth information regarding classified assets as of December 31, 2005 and 2004.

                                                          AT DECEMBER 31,
                                                      -----------------------
                                                         2005         2004
                                                      ----------   ----------
                                                           (IN THOUSANDS)
        Classification of Assets:
          Special Mention...........................  $       --   $       --
          Substandard...............................         627          770
          Doubtful..................................          --           --
          Loss......................................          --           --
                                                      ----------   ----------
        Total.......................................  $      627   $      770
                                                      ==========   ==========

        General loss allowances established to cover losses related to assets classified substandard and doubtful may be included in determining an institution's regulatory capital, while specific valuation allowances for loan losses do not qualify as regulatory capital. Federal examiners may disagree with an insured institution's classifications and amounts reserved.

        ALLOWANCE FOR LOAN LOSSES. We maintain the allowance through provisions for loan losses that we charge to income. We charge losses on loans against the allowance for loan losses when we believe the collection of loan principal is unlikely. Recoveries on loans charged-off are restored to the allowance for loan losses. The allowance for loan losses is maintained at a level believed, to the best of management's knowledge, to cover all known and inherent losses in the portfolio both probable and reasonable to estimate at each reporting date. The level of allowance for loan losses is based on management's periodic review of the collectibility of the loans principally in light of our historical experience, augmented by the nature and volume of the loan portfolio, adverse situations that may affect the borrower's ability to repay, estimated value of any underlying collateral and current and anticipated economic conditions in the primary lending area.

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

        At December 31, 2005 and 2004, our allowance for loan losses was $808,000 and $732,000, respectively. Our ratio of the allowance for loan losses as a percentage of net loans receivable was 0.36% at both December 31, 2005 and 2004.

        The following table sets forth the analysis of the activity in the allowance for loan losses for the periods indicated:

                                                                            AT OR FOR THE
                                            AT OR FOR THE   AT OR FOR THE    NINE MONTHS
                                              YEAR ENDED      YEAR ENDED        ENDED          AT OR FOR THE YEAR ENDED
                                             DECEMBER 31,    DECEMBER 31,    DECEMBER 31,             MARCH 31,
                                            --------------  --------------  --------------  ------------------------------
                                                2005             2004            2003            2003            2002
                                            --------------  --------------  --------------  --------------  --------------
                                                                        (DOLLARS IN THOUSANDS)
Balance at beginning of period...........   $          732  $          768  $          735  $          483  $          239

Charge offs:
  One-to four-family residential(1)......              (21)             --             (12)             --             (85)
  Multi-family residential...............               --             (36)             --              --              --
  Construction...........................               --              --              --              --              --
  Commercial(2)..........................               --              --              --              --              --
  Consumer(3)............................               --              --              --              --              --
                                            --------------  --------------  --------------  --------------  --------------
Total charge-offs........................              (21)            (36)            (12)             --             (85)
                                            --------------  --------------  --------------  --------------  --------------

Recoveries:
  One-to four-family residential(1)......               --              --              --              --              17
  Multi-family residential...............               --              --              --              --              --
  Construction...........................               --              --              --              --              --
  Commercial(2)..........................               --              --              --               2              --
  Consumer(3)............................               --              --              --              --              --
                                            --------------  --------------  --------------  --------------  --------------
Total recoveries.........................               --              --              --               2              17
                                            --------------  --------------  --------------  --------------  --------------

Net recoveries (charge offs).............              (21)            (36)            (12)              2             (68)

Provision for losses on loans............               97              --              45             250             312
                                            --------------  --------------  --------------  --------------  --------------

Balance at end of period.................   $          808  $          732  $          768  $          735  $          483
                                            ==============  ==============  ==============  ==============  ==============

Total loans receivable, net..............   $      222,771  $      203,842  $      186,853  $      182,444  $      166,550
                                            ==============  ==============  ==============  ==============  ==============

Average loans receivable outstanding.....   $      211,736  $      197,000  $      185,149  $      176,728  $      155,973
                                            ==============  ==============  ==============  ==============  ==============

Allowance for loan losses as a percent
of net loans receivable..................            0.36%           0.36%           0.41%           0.40%           0.29%

Net loans charged off as a percent
of average loans outstanding.............            0.01%           0.02%           0.01%           0.00%           0.04%

-----------------------------------------
(1) Includes home equity lines of credit, loans purchased and loans held for sale.
(2)  Includes loans secured by land.
(3)  Loans secured by deposit.

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

                                                                           AT DECEMBER 31,
                                          ----------------------------------------------------------------------------------
                                                           2005                                      2004
                                          ----------------------------------------  ----------------------------------------

                                                           LOAN       PERCENT OF                     LOAN       PERCENT OF
                                           ALLOWANCE     BALANCES    LOANS IN EACH   ALLOWANCE     BALANCES    LOANS IN EACH
                                            FOR LOAN        BY        CATEGORY TO     FOR LOAN        BY        CATEGORY TO
                                             LOSSES      CATEGORY     TOTAL LOANS      LOSSES      CATEGORY     TOTAL LOANS
                                          ------------  ----------  --------------  ------------  ----------  --------------
                                                                       (DOLLARS IN THOUSANDS)
Loan Category
Allocated:
Real estate - mortgage
  One-to four-family residential(1).....  $        200  $  195,059          84.97%  $        353  $  182,016          86.86%
  Multi-family residential..............           275      11,144           4.86            166       9,944           4.75
  Construction..........................             5      12,360           5.38             22      10,718           5.11
  Commercial(2).........................           328      10,883           4.74            191       6,750           3.22
Consumer(3).............................            --         110           0.05             --         133           0.06
                                          ------------  ----------  --------------  ------------  ----------  --------------

Total...................................  $        808  $  229,556         100.00%  $        732  $  209,561         100.00%
                                          ============  ==========  ==============  ============  ==========  ==============


                                                      AT DECEMBER 31
                                          ----------------------------------------
                                                           2003
                                          ----------------------------------------

                                                           LOAN       PERCENT OF
                                           ALLOWANCE     BALANCES    LOANS IN EACH
                                            FOR LOAN        BY        CATEGORY TO
                                             LOSSES      CATEGORY     TOTAL LOANS
                                          ------------  ----------  --------------
                                                  (DOLLARS IN THOUSANDS)
Loan Category
Allocated:
Real estate - mortgage
  One-to four-family residential(1).....  $        308  $  166,998          86.11%
  Multi-family residential..............           213       7,714           3.98
  Construction..........................             5      13,770           7.10
  Commercial(2).........................           242       5,278           2.72
Consumer(3).............................            --         169           0.09
                                          ------------  ----------  --------------

Total...................................  $        768  $  193,929         100.00%
                                          ============  ==========  ==============


                                                                            AT MARCH 31,
                                          ----------------------------------------------------------------------------------
                                                        2003                                    2002
                                          ----------------------------------------  ----------------------------------------

                                                           LOAN       PERCENT OF                     LOAN       PERCENT OF
                                           ALLOWANCE     BALANCES    LOANS IN EACH   ALLOWANCE     BALANCES    LOANS IN EACH
                                            FOR LOAN        BY        CATEGORY TO     FOR LOAN        BY        CATEGORY TO
                                             LOSSES      CATEGORY     TOTAL LOANS      LOSSES      CATEGORY     TOTAL LOANS
                                          ------------  ----------  --------------  ------------  ----------  --------------
                                                                       (DOLLARS IN THOUSANDS)
Loan Category
Allocated:
Real estate - mortgage
  One-to four-family residential(1)....   $        249  $  163,232          85.91%  $        161  $  146,747          85.51%
  Multi-family residential..............           242       7,787           4.10            161       7,281           4.24
  Construction..........................             4      12,368           6.51             11      10,773           6.28
  Commercial(2).........................           240       6,305           3.32            150       6,569           3.83
Consumer(3).............................            --         303           0.16             --         240           0.14
                                          ------------  ----------  --------------  ------------  ----------  --------------

Total...................................  $        735  $  189,995         100.00%  $        483  $  171,610         100.00%
                                          ============  ==========  ==============  ============  ==========  ==============

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

        We account for investment and mortgage-backed securities in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115 "Accounting for Certain Investments in Debt and Equity Securities." SFAS No. 115 requires that investments be categorized as held-to maturity, trading, or available for sale. Securities classified as held to maturity are carried at cost only if we have the positive intent and ability to hold these securities to maturity. Trading securities and securities available for sale are carried at fair value with resulting unrealized gains or losses recorded to operations or shareholders' equity, respectively. During 2004, we purchased one mortgage-backed security that was designated as available for sale. All other investment and mortgage-backed securities were designated as held-to-maturity. At December 31, 2003, we designated all investment and mortgage-backed securities as held-to-maturity. Realized gains or losses on sales of securities are recognized using the specific identification method.

        Our current policies generally limit securities investments to U.S. Government, agency and sponsored entity securities and municipal bonds. The policy also permits investments in mortgage-backed securities guaranteed by Fannie Mae, Freddie Mac and Ginnie Mae. Our investment in municipal obligations mature in fiscal 2026. The majority of our investment in U.S. Government and agency obligations were scheduled to mature within one year, or step up in rate within one year at December 31, 2005.

        Our current investment strategy uses a risk management approach of diversified investing in fixed-rate securities with short- to intermediate-term maturities, as well as adjustable-rate securities, which may have a longer term to maturity. The emphasis of this approach is to increase overall securities yields while managing interest rate risk. To accomplish these objectives, we focus on investments in mortgage-backed securities and short-term investments. As a result of the short duration of our investment portfolio, all unrealized losses on securities are viewed to be temporary, as the fair value will increase towards par as the securities approach maturity.

        AMORTIZED COST AND ESTIMATED FAIR VALUE OF SECURITIES. The following tables sets forth certain information regarding the amortized cost and estimated fair values of our securities as of the dates indicated.

                                                                                  AT DECEMBER 31,
                                                  -------------------------------------------------------------------------------
                                                            2005                       2004                       2003
                                                  -------------------------  -------------------------  -------------------------
                                                   AMORTIZED    ESTIMATED     AMORTIZED    ESTIMATED     AMORTIZED    ESTIMATED
                                                     COST       FAIR VALUE      COST       FAIR VALUE      COST       FAIR VALUE
                                                  -----------  ------------  -----------  ------------  -----------  ------------
                                                                                  (IN THOUSANDS)
Investment securities held to maturity:
  U.S. Government and agency securities.........  $    26,984  $     26,405  $    27,002  $     26,762  $    17,035  $     17,044
  Municipal obligations.........................          100           104          100           102          100           103
                                                  -----------  ------------  -----------  ------------  -----------  ------------
  Total investment securities...................       27,084        26,509       27,102        26,864       17,135        17,147
Mortgage-backed securities held to maturity:
  Freddie Mac...................................        1,088         1,077        1,507         1,503        2,001         1,998
  Fannie Mae....................................        1,369         1,376        1,684         1,700        2,127         2,124
  Ginnie Mae....................................       17,828        17,740       26,013        26,112       17,676        17,686
                                                  -----------  ------------  -----------  ------------  -----------  ------------

Total mortgage-backed securities held to
  maturity......................................       20,285        20,193       29,204        29,315       21,804        21,808
                                                  -----------  ------------  -----------  ------------  -----------  ------------
Total investments and mortgage-backed
  securities held to maturity...................       47,369        46,702       56,306        56,179       38,939        38,955

Mortgage-backed securities available for sale:
  Ginnie Mae....................................        1,282         1,269        1,492         1,483           --            --
                                                       20,285        20,193       29,204        29,315       21,804        21,808
                                                  -----------  ------------  -----------  ------------  -----------  ------------
Total mortgage-backed securities................  $    48,651  $     47,971  $    57,798  $     57,662  $    38,939  $     38,955
                                                  ===========  ============  ===========  ============  ===========  ============

        The following table sets forth certain information regarding the carrying value, weighted average yields and contractual maturities of our securities portfolio as of December 31, 2005. Adjustable-rate mortgage-backed securities are included in the period in which interest rates are next scheduled to adjust.

                                                                                 AT DECEMBER 31, 2005
                                                      ----------------------------------------------------------------------------
                                                                                   MORE THAN ONE YEAR       MORE THAN FIVE YEARS
                                                          ONE YEAR OR LESS         THROUGH FIVE YEARS        THROUGH TEN YEARS
                                                      ------------------------  ------------------------  ------------------------
                                                                    WEIGHTED                  WEIGHTED                  WEIGHTED
                                                       AMORTIZED     AVERAGE     AMORTIZED     AVERAGE     AMORTIZED     AVERAGE
                                                         COST         YIELD        COST         YIELD        COST         YIELD
                                                      -----------  -----------  -----------  -----------  -----------  -----------
                                                                                (DOLLARS IN THOUSANDS)
Investment securities held to maturity:
U.S. Government and agency obligations.............   $     1,985        4.60%  $    24,999        3.13%  $        --          --%
Municipal obligations..............................            --          --            --          --            --          --
                                                      -----------  -----------  -----------  -----------  -----------  -----------
   Total investment securities.....................         1,985        4.60        24,999        3.13            --          --
                                                      -----------  -----------  -----------  -----------  -----------  -----------

Mortgage-backed securities held to maturity:
   Freddie Mac.....................................         1,088        3.67            --          --            --          --
   Fannie Mae......................................         1,369        4.05            --          --            --          --
   Ginnie Mae......................................        17,828        3.98            --          --            --          --
                                                      -----------  -----------  -----------  -----------  -----------  -----------
Total mortgage backed securities held to
  maturity.........................................        20,285        3.97            --          --            --          --

Mortgage-backed securities available for sale:
  Ginnie Mae.......................................         1,282        4.06            --          --            --          --
                                                      -----------  -----------  -----------  -----------  -----------  -----------
Total mortgage-backed securities...................   $    23,552        4.03%  $    24,999        3.13%  $        --          --%
                                                      ===========  ===========  ===========  ===========  ===========  ===========


                                                                            AT DECEMBER 31, 2005
                                                      ----------------------------------------------------------------

                                                        MORE THAN TEN YEARS               TOTAL SECURITIES
                                                      ------------------------  --------------------------------------
                                                                    WEIGHTED                                WEIGHTED
                                                       AMORTIZED     AVERAGE     AMORTIZED    ESTIMATED      AVERAGE
                                                         COST         YIELD        COST       FAIR VALUE      YIELD
                                                      -----------  -----------  -----------  ------------  -----------
                                                                           (DOLLARS IN THOUSANDS)

Investment securities held to maturity:
U.S. Government and agency obligations.............   $        --          --%  $    26,984  $     26,405        3.24%
Municipal obligations..............................           100        5.13           100           104        5.13
                                                      -----------  -----------  -----------  ------------  -----------
   Total investment securities.....................           100        5.13        27,084        26,509        3.24
                                                      -----------  -----------  -----------  ------------  -----------

Mortgage-backed securities held to maturity:
   Freddie Mac.....................................            --          --         1,088         1,077        3.67
   Fannie Mae......................................            --          --         1,369         1,376        4.05
   Ginnie Mae......................................            --          --        17,828        17,740        3.98
                                                      -----------  -----------  -----------  ------------  -----------
Total mortgage backed securities held to
  maturity.........................................            --          --        20,285        20,193        3.97

Mortgage-backed securities available for sale:
  Ginnie Mae.......................................            --          --         1,282         1,269        4.06
                                                      -----------  -----------  -----------  ------------  -----------
Total mortgage-backed securities...................   $       100        5.13%  $    48,651  $     47,971        3.57%
                                                      ===========  ===========  ===========  ============  ===========

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

        Savings, NOW and money market rates are generally determined monthly by the board of directors. Certificates of deposit rates are generally determined weekly by the Savings Bank's President. When we determine our deposit rates, we consider liquidity needs, local competition, FHLB advance rates and rates charged on other sources of funds. Core deposits, defined as savings accounts, money market accounts and demand deposit accounts, represented 39.3% and 42.3% of total deposits at December 31, 2005 and 2004. At December 31, 2005 and 2004, certificates of deposit with remaining terms to maturity of less than one year amounted to $75.4 million and $83.1 million, respectively.

        The following tables set forth the various types of deposit accounts offered by us at the dates indicated.

                                                                            AT DECEMBER 31,
                                   -------------------------------------------------------------------------------------------------
                                                2005                             2004                             2003
                                   -------------------------------  -------------------------------  -------------------------------
                                                         WEIGHTED                         WEIGHTED                         WEIGHTED
                                                          AVERAGE                          AVERAGE                          AVERAGE
                                     AMOUNT    PERCENT     RATE       AMOUNT    PERCENT     RATE       AMOUNT    PERCENT     RATE
                                   ---------- --------- ----------  ---------- --------- ----------  ---------- --------- ----------
                                                                        (DOLLARS IN THOUSANDS)
NOW accounts...................... $   13,691     7.55%      0.37%  $   12,534     6.96%      0.24%  $   83,458    31.15%      0.30%
Passbook accounts.................     18,707    10.32       0.94       19,573    10.88       0.70       21,539     8.04       0.70
Money market demand deposits......     38,782    21.40       1.81       44,009    24.45       1.15       50,497    18.85       1.16
                                   ---------- --------- ----------  ---------- --------- ----------  ---------- --------- ----------
  Total demand, transaction and
  Passbook deposits...............     71,180    39.27       1.30       76,116    42.29       0.85      155,494    58.04       0.63
                                   ---------- --------- ----------  ---------- --------- ----------  ---------- --------- ----------

Certificates of deposit
  Due within one year.............     75,438    41.63       3.07       83,072    46.15       1.98       89,676    33.47       1.19
  Over 1 year through 3 years.....     34,224    18.88       3.35       20,330    11.30       2.08       21,546     8.04       2.09
  Over 3 years....................        396     0.22       4.10          471     0.26       4.65        1,211     0.45       4.73
                                   ---------- --------- ----------  ---------- --------- ----------  ---------- --------- ----------
    Total certificates of
      deposit.....................    110,058    60.73       3.43      103,873    57.71       2.01      112,433    41.96       1.40
                                   ---------- --------- ----------  ---------- --------- ----------  ---------- --------- ----------

Total............................. $  181,238   100.00%      2.59%  $  179,989   100.00%      1.47%  $  267,927   100.00%      0.95%
                                   ========== ========= ==========  ========== ========= ==========  ========== ========= ==========

        The following table presents our deposit activity for the years indicated.


                                                    FOR THE YEAR    FOR THE YEAR    FOR THE NINE
                                                       ENDED           ENDED        MONTHS ENDED     YEAR ENDED
                                                    DECEMBER 31,    DECEMBER 31,    DECEMBER 31,      MARCH 31,
                                                   --------------  --------------  --------------  --------------
                                                        2005            2004            2003            2003
                                                   --------------  --------------  --------------  --------------
                                                                           (IN THOUSANDS)
Net deposits (withdrawals)(1)....................  $       (2,780) $      (91,223) $       69,680  $         (333)
Interest credited on deposit account.............           4,029           3,285           2,935           5,473
                                                   --------------  --------------  --------------  --------------
Total increase (decrease) in deposit accounts....  $        1,249  $      (87,938) $       72,615  $        5,140
                                                   ==============  ==============  ==============  ==============

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

                                                                    AT DECEMBER 31, 2005
                                ----------------------------------------------------------------------------------------
                                                                    OVER ONE
                                 LESS THAN SIX    SIX MONTHS TO      YEAR TO      OVER THREE                 PERCENT OF
                                    MONTHS           ONE YEAR      THREE YEARS      YEARS         TOTAL        TOTAL
                                ---------------  ---------------  -------------  ------------  -----------  ------------
                                                                    (DOLLARS IN THOUSANDS)
2.00% and below...............  $         4,217  $           162  $          --  $         --  $     4,379         3.98%
2.01%  to 3.00%...............           23,031            5,969          2,447            --       31,447        28.57
3.01% to 4.00%................           13,042           25,203         20,121           130       58,496        53.15
4.01% to 5.00%................              499            2,970         11,656           266       15,391        13.99
5.01% to 6.00%................              143               --             --            --          143         0.13
6.01% to 7.00%................              202               --             --            --          202         0.18
                                ---------------  ---------------  -------------  ------------  -----------  ------------
   Total......................  $        41,134  $        34,304  $      34,224  $        396  $   110,058       100.00%
                                ===============  ===============  =============  ============  ===========  ============

        As of December 31, 2005, the aggregate amount of outstanding certificates of deposit at Cheviot Savings Bank in amounts greater than or equal to $100,000, was approximately $15.7 million. The following table presents the maturity of these certificates of deposit at such date.

                                                       AT DECEMBER 31, 2005
                                                      ----------------------
                MATURITY PERIOD                               AMOUNT
                ------------------------------------  ----------------------
                                                          (IN THOUSANDS)
                Less than three months.........            $      2,485
                Three to six months............                   2,473
                Six months to one year.........                   5,031
                Over one year to three years...                   4,954
                Over three years...............                     718
                                                           ------------
                   Total.......................            $     15,661
                                                           ============

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

                                                              FOR THE YEAR    FOR THE YEAR    FOR THE NINE    FOR THE YEAR
                                                                 ENDED           ENDED        MONTHS ENDED        ENDED
                                                              DECEMBER 31,    DECEMBER 31,    DECEMBER 31,      MARCH 31,
                                                             --------------  --------------  --------------  --------------
                                                                  2005            2004            2003            2003
                                                             --------------  --------------  --------------  --------------
                                                                                (DOLLARS IN THOUSANDS)
FHLB ADVANCES:
Maximum month end-end balance............................    $       33,209  $       17,090  $       10,686  $       11,856
Balance at the end of period.............................            33,209          16,199           9,206          10,765
Average balance..........................................            24,375          13,417           9,772          10,305

Weighted average interest rate at the end of period......             4.70%           4.49%           4.61%           4.56%
Weighted average interest rate during period.............             4.51%           4.44%           4.68%           4.40%


                                   REGULATION

REGULATION

        LOANS-TO-ONE-BORROWER. Federal savings banks generally may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus on an unsecured basis. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if the loan is secured by readily marketable collateral, which is defined to include certain securities and bullion, but generally does not include real estate. As of December 31, 2005, we were in compliance with our loans-to-one-borrower limitations.

        QUALIFIED THRIFT LENDER TEST. As a federal savings bank, we are required to satisfy a qualified thrift lender test whereby we must maintain at least 65% of our "portfolio assets" in "qualified thrift investments." These consist primarily of residential mortgages and related investments, including mortgage-backed and related securities. "Portfolio assets" generally means total assets less specified liquid assets up to 20% of total assets, goodwill and other intangible assets, and the value of property used to conduct business. A savings bank that fails the qualified thrift lender test must either convert to a bank charter or operate under specified restrictions. As of December 31, 2005, we maintained 92.1% of our portfolio assets in qualified thrift investments and, therefore, we met the qualified thrift lender test.

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

        Our authority to extend credit to executive officers, directors and 10% stockholders, as well as entities controlled by these persons, is currently governed by Sections 22(g) and 22(h) of the Federal Reserve Act, and also by Regulation O. Among other things, these regulations generally require these loans to be made on terms substantially the same as those offered to unaffiliated individuals and do not involve more than the normal risk of repayment. However, recent regulations now permit executive officers and directors to receive the same terms through benefit or compensation treatment compared to other participating employees. Regulation O also places individual and aggregate limits on the amount of loans we may make to these persons based, in part, on our capital position, and requires approval procedures to be followed. At December 31, 2005, we were in compliance with these regulations.

        ENFORCEMENT. The Office of Thrift Supervision has primary enforcement responsibility over savings institutions and has the authority to bring enforcement action against all "institution-related parties," including stockholders, and attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors of the institution, receivership, conservatorship or the termination of deposit insurance. Civil penalties cover a wide range of violations and actions, and range up to $25,000 per day, unless a finding of reckless disregard is made, in which case penalties may be as high as $1.0 million per day. The Federal Deposit Insurance Corporation also has the authority to recommend to the Director of the Office of Thrift Supervision that enforcement action be taken with respect to a particular savings institution. If action is not taken by the Director, the Federal Deposit Insurance Corporation has authority to take action under specified circumstances.

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

        The capital regulations also incorporate an interest rate risk component. Savings institutions with "above normal" interest rate risk exposure are subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. For the present time, the Office of Thrift Supervision has deferred implementation of the interest rate risk capital charge. At December 31, 2005, Cheviot Savings Bank met each of its capital requirements.

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

        On February 15, 2006, federal legislation to reform federal deposit insurance was signed into law. This law requires, among other things, the merger of the Savings Association Insurance Fund and the Bank Insurance Fund into a unified insurance deposit fund, an increase in the amount of federal deposit insurance coverage from $100,000 to $130,000 (with a cost of living adjustment to become effective in five years), and the reserve ratio to be modified to provide for a range between 1.15% and 1.50% of estimated insured deposits. The law requires the FDIC to issue implementing regulations and the changes required by the law will not become effective until final regulations have been issued, which must be no later than 270 days from February 15, 2006.

FEDERAL HOME LOAN BANK SYSTEM

        We are a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions. As a member of the Federal Home Loan Bank of Cincinnati we are required to acquire and hold shares of capital stock in the Federal Home Loan Bank in an amount equal to at least 1% of the aggregate principal amount of our unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of our borrowings from the Federal Home Loan Bank, whichever is greater. As of December 31, 2005, we were in compliance with this requirement. The Federal Home Loan Banks are required to provide funds for the resolution of insolvent thrifts and to contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that the Federal Home Loan Banks pay to their members and could also result in the Federal Home Loan Banks imposing a higher rate of interest on advances to their members.

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

        As a result of the enactment of the Small Business Job Protection Act of 1996, all savings banks and savings associations may convert to a commercial bank charter, diversify their lending, or merge into a commercial bank without having to recapture any of their pre-1988 tax bad debt reserve accumulations. However, transactions which would require recapture of the pre-1988 tax bad debt reserve include redemption of Cheviot Savings Bank's stock, payment of dividends or distributions in excess of earnings and profits, or failure by the institution to qualify as a bank for federal income tax purposes. At December 31, 2005, Cheviot Savings Bank had pre-1988 bad debt reserves totaling approximately $1.0 million. A deferred tax liability has not been provided on this amount as management does not intend to make distributions, redeem stock or fail certain bank tests that would result in recapture of the reserve.

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

ITEM 1A.        RISK FACTORS
----------------------------

CHANGING INTEREST RATES MAY CAUSE NET EARNINGS TO DECLINE.

        In the event that interest rates rise, our net interest margin and interest rate spread will be adversely affected by the high level of assets with fixed rates of interest which we retain in our portfolio. As market interest rates rise, we will have competitive pressures to increase the rates we pay on deposits, which will result in a decrease of our net interest income. Furthermore, the value of our loans will be less should we choose to sell such loans in the secondary market. Since as a general matter our interest-bearing liabilities reprice or mature more quickly than our interest-earning assets, an increase in interest rates generally would result in a decrease in our average interest rate spread and net interest income.

IF OUR ALLOWANCE FOR LOAN LOSSES IS NOT SUFFICIENT TO COVER ACTUAL LOAN LOSSES, OUR EARNINGS COULD DECREASE.

        Our loan customers may not repay their loans according to their terms, and the collateral securing the payment of these loans may be insufficient to pay any remaining loan balance. We may experience significant loan losses, which could have a material adverse effect on our operating results. We make various assumptions and judgments about the collectibility of our portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans.

        In determining the amount of the allowance for loan losses, we review individual delinquent multi-family and commercial real estate loans for potential impairments in their carrying value. Additionally, we apply a factor to the loan portfolio principally based on historical loss experience as applied to the composition of the one- to-four family loan portfolio and integrated with our perception of risk in the economy related to past experience. Since we must use assumptions regarding individual loans and the economy, our current allowance for loan losses may not be sufficient to cover actual loan losses, and increases in the allowance may be necessary. Consequently, we may need to significantly increase our provision for losses on loans, particularly if one or more of our larger loans or credit relationships becomes delinquent of if we expand our non-residential, multi-family or commercial business lending. In addition, federal and state regulators periodically review our allowance for loan losses and may require us to increase our provision for loan losses or recognize loan charge-offs.

IF ECONOMIC CONDITIONS DETERIORATE, OUR EARNINGS COULD BE ADVERSELY IMPACTED AS BORROWERS' ABILITY TO REPAY LOANS DECLINES AND THE VALUE OF THE COLLATERAL SECURING OUR LOANS DECREASES.

        Our financial results may be adversely affected by changes in prevailing economic conditions, including decreases in real estate values, changes in interest rates which may cause a decrease in interest rate spreads, adverse employment conditions, the monetary and fiscal policies of the federal government and other significant external events. Since we have a significant amount of real estate loans, decreases in real estate values could adversely affect the value of property used as collateral. Advance changes in the economy may also have a negative effect on the ability of our borrowers to make timely repayments of their loans, which would have an adverse impact on our earnings.

        In addition, substantially all of our loans are to individuals and businesses in Hamilton County, Ohio. Consequently, any decline in the economy of this market area could have an adverse impact on our earnings.

OUR PUBLIC SHAREHOLDERS DO NOT EXERCISE VOTING CONTROL OVER CHEVIOT FINANCIAL CORP.

        A majority of the voting stock of Cheviot Financial Corp. will be owned by Cheviot Mutual Holding Company. Cheviot Mutual Holding Company will be controlled by its board of directors, who initially will consist of those persons who are members of the board of directors of Cheviot Financial Corp. and Cheviot Savings Bank. Cheviot Mutual Holding Company will elect all members of the board of directors of Cheviot Financial Corp., and, as a general matter, will control the outcome of all matters presented to the stockholders of Cheviot Financial Corp. for resolution by vote, except for matters that require a vote greater than a majority vote. Consequently, Cheviot Mutual Holding Company, acting through its board of directors, is able to control the business and operations of Cheviot Financial Corp. and may be able to prevent any challenge to the ownership or control of Cheviot Financial Corp. by stockholders other than Cheviot Mutual Holding Company. There is no assurance that Cheviot Mutual Holding Company will not take actions that the public stockholders believe are against their interests.

STRONG COMPETITION WITHIN OUR MARKET AREA MAY LIMIT OUR GROWTH AND
PROFITABILITY.

        Competition in the banking and financial services industry is intense. In our market area, we compete with commercial banks, savings institutions, mortgage brokerage firms, credit unions, finance companies, mutual funds, insurance companies, and brokerage and investment banking firms operating locally and elsewhere. Many of these competitors have substantially greater resources and lending limits than we do and may offer certain services that we do not or cannot provide. Our profitability depends upon our continued ability to successfully compete in our market area.

WE OPERATE IN A HIGHLY REGULATED ENVIRONMENT AND MAY BE ADVERSELY AFFECTED BY CHANGES IN LAWS AND REGULATIONS.

        We are subject to extensive regulation, supervision and examination by the Office of Thrift Supervision, our chartering authority, and by the Federal Deposit Insurance Corporation, as insurer of deposits. As federally chartered holding companies, Cheviot Financial Corp. and Cheviot Mutual Holding Company also will be subject to regulation and oversight by the Office of Thrift Supervision. Such regulation and supervision govern the activities in which an institution and its holding companies may engage and are intended primarily for the protection of the insurance fund and depositors. Regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the imposition of restrictions on the operation of an institution, the classification of assets by the institution and the adequacy of an institution's allowance for loan losses. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, or legislation, including changes in the regulations governing mutual holding companies, could have a material impact on Cheviot Savings Bank, Cheviot Financial Corp., and our operations.

ITEM 1.B        UNRESOLVED STAFF COMMENTS
-----------------------------------------

        Not applicable.

                                   MANAGEMENT

EXECUTIVE OFFICERS OF CHEVIOT FINANCIAL CORP.

        The following individuals hold the following executive officer positions of Cheviot Financial Corp.


NAME                        AGE        POSITION
-----------------------  ---------    ------------------------------------------
Thomas J. Linneman           52        President and Chief Executive Officer
Scott T. Smith               36        Chief Financial Officer


AVAILABILITY OF ANNUAL REPORT ON FORM 10-K

        Our Annual Report on Form 10-K may be accessed on our website at www.cheviotsavings.com.

ITEM 2.         PROPERTIES
--------------------------

        We conduct our business through our main banking office located in Cheviot, Ohio, and other full-service branch offices located in Hamilton County, Ohio. The aggregate net book value of our premises and equipment was $3.6 million at December 31, 2005. The following table sets forth certain information with respect to our offices at December 31, 2005.

                                                                            YEAR OPENED/
                  LOCATION                          LEASED OR OWNED           ACQUIRED            NET BOOK VALUE
------------------------------------------------ ----------------------- -------------------- ------------------------
                                                                                                  (IN THOUSANDS)
MAIN OFFICE
3723 Glenmore Avenue                                     Owned                  1915               $       870
Cheviot, Ohio  45211

BRANCHES
5550 Cheviot Road                                        Owned                  1982                       430
Cincinnati, Ohio  45247

6060 Bridgetown Road                                     Owned                  1991                       629
Cincinnati, Ohio  45248

1194 Stone Road                                          Owned                  1997                       668
Harrison, Ohio  45030

LENDING CENTER
8050 Beckett Center Drive, Suite 106                     Leased                 2004                        13
West Chester, Ohio 45069(1)
                                                                                              ------------------------
     TOTAL NET BOOK VALUE                                                                          $     2,610
                                                                                              ========================

------------
(1)  New address effective February 1, 2006.


ITEM 3.         LEGAL PROCEEDINGS
---------------------------------

        Cheviot Savings Bank is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business which, in the aggregate, involve amounts which are believed by management to be immaterial to its financial condition or results of operations.

ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------------------------------------------------------------------

        None.

                                     PART II

ITEM 5.         MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
-----------------------------------------------------------------------------
MATTERS AND ISSUER PURCHASES OF EQUITY  SECURITIES
--------------------------------------------------

        The Company's Common Stock is quoted on the Nasdaq SmallCap Market under the symbol "CHEV." The Common Stock began trading on January 5, 2004.

        The following table sets forth the range of the high and low bid prices of the Company's Common Stock for the prior four calendar quarters and is based upon information provided by Nasdaq.

                                                PRICES OF COMMON STOCK
                                           ----------------------------------
                                                 HIGH              LOW           DIVIDEND PAID
                                           ----------------  ----------------  -----------------
CALENDAR QUARTER ENDED
March 31, 2005..........................     $    12.98         $    11.09        $    0.06
June 30, 2005...........................          11.74              11.01             0.06
September 30, 2005......................          11.94              11.12             0.06
December 31, 2005.......................          11.80              11.12             0.06


                                                PRICES OF COMMON STOCK
                                           ----------------------------------
                                                 HIGH              LOW           DIVIDEND PAID
                                           ----------------  ----------------  -----------------
CALENDAR QUARTER ENDED
March 31, 2004..........................     $    13.75         $    13.00        $    0.05
June 30, 2004...........................          13.49              10.17             0.05
September 30, 2004......................          12.31              10.47             0.05
December 31, 2004.......................          13.24              10.91             0.05

        As of December 31, 2005, the Company had 924 stockholders of record.

        Set forth below is information relating to the Company's common stock repurchase activity.

                                                                                                       MAXIMUM
                                                                             TOTAL SHARES         NUMBER OF SHARES
                                                                         PURCHASED AS PART OF      THAT MAY YET BE
                             TOTAL NUMBER OF       AVERAGE PRICE PAID    A PUBLICLY ANNOUNCED    PURCHASED UNDER THE
         MONTH               SHARES PURCHASED          PER SHARE           PROGRAM OR PLAN        PROGRAM OR PLAN
------------------------  ---------------------  ---------------------  ---------------------  ---------------------
April                               35,000                11.64                    35,000              1,141,363
May                                 28,250                11.23                    63,250              1,113,113
June                                18,456                11.36                    81,706              1,094,657
July                                31,400                11.59                   113,106              1,063,257
August                               8,400                11.60                   121,506              1,054,857
September                           21,100                11.64                   142,606              1,033,757
October                             69,800                11.45                   212,406                963,957
November                           145,800                11.77                   358,206                818,157
December                            52,410                11.74                   410,616                765,747

ITEM 6.         SELECTED FINANCIAL DATA
---------------------------------------

        The Selected Financial Data is incorporated by reference to the Annual Report to Shareholders included as Exhibit 13 to this Form 10-K.

ITEM 7.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------------------------------------------------------------------------------
RESULTS OF OPERATIONS
---------------------

        Incorporated by reference to the Annual Report to Shareholders included as Exhibit 13 to the Form 10-K.

ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------------

        Incorporated by reference to the Annual Report to Shareholders included as Exhibit 13 to the Form 10-K.

ITEM 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-----------------------------------------------------------

        The financial statements identified in Item 15(a)(1) hereof are incorporated by reference to the Annual Report to Shareholders included as
Exhibit 13 to the Form 10-K.

ITEM 9.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-------------------------------------------------------------------------------
FINANCIAL DISCLOSURE
--------------------

        None.

ITEM 9A.        CONTROLS AND PROCEDURES
---------------------------------------

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

        See the Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

ITEM 9B.        OTHER INFORMATION
---------------------------------

        None.

                                    PART III

ITEM 10.        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------------

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

ITEM 11.        EXECUTIVE COMPENSATION
--------------------------------------

        Information concerning executive compensation is incorporated herein by reference from the Company's Proxy Statement, specifically the section captioned "Executive Compensation."

ITEM 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------------
AND RELATED STOCKHOLDER MATTERS
-------------------------------

        Information concerning security ownership of certain owners and management is incorporated herein by reference from the Company's Proxy Statement, specifically the section captioned "Voting Securities and Principal Holder Thereof."

ITEM 13.        CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------------

        Information concerning relationships and transactions is incorporated herein by reference from the Company's Proxy Statement, specifically the section captioned "Transactions with Certain Related Persons."

ITEM 14.        PRINCIPAL ACCOUNTANT FEES AND SERVICES
------------------------------------------------------

        Information concerning principal accountant fees and services is incorporated herein by reference from the Company's Proxy Statement.

                                     PART IV

ITEM 15.        EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
----------------------------------------------------------

        The exhibits and financial statement schedules filed as a part of this Form 10-K are as follows:

        (a)(1)  FINANCIAL STATEMENTS

                o       Report of Independent Registered Public Accounting Firm.
                o Consolidated Statements of Financial Condition at December 31, 2005 and 2004.
                o Consolidated Statements of Earnings for the Years Ended December 31, 2005 and 2004, the Nine Months Ended December 31, 2003 and the Year Ended March 31, 2003.
                o Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2005 and 2004, the Nine Months Ended December 31, 2003 and the Year Ended March 31, 2003.
                o Consolidated Statements of Cash Flows for the Years Ended December 31, 2005 and 2004, the Nine Months Ended December 31, 2003 and the Year Ended March 31, 2003.
                o       Notes to Consolidated Financial Statements.

        (a)(2)  FINANCIAL STATEMENT SCHEDULES

                No financial statement schedules are filed because the required information is not applicable or is included in the consolidated financial statements or related notes.

        (a)(3)  EXHIBITS

                13      Annual Report to Shareholders
                14      Code of Ethics*
                21      Subsidiaries of the Registrant
                23      Auditors Consent
                31.1    Certification of President and Chief Executive Officer
                        pursuant to Section 302 of the Sarbanes-Oxley Act of
                        2002
                31.2    Certification of Chief Financial Officer pursuant to
                        Section 302 of the Sarbanes-Oxley Act of 2002
                32      Certification of Chief Executive Officer and Chief
                        Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

        (b)     The exhibits listed under (a)(3) above are filed herewith.

        (c)     Not applicable.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        CHEVIOT FINANCIAL CORP.


Date:   March 14, 2006                  By:     /s/ Thomas J. Linneman
                                                --------------------------------
                                                Thomas J. Linneman,
                                                President and Chief Executive
                                                Officer and Director

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


By:     /s/ Thomas J. Linneman          By:     /s/ Scott T. Smith
        ------------------------------          --------------------------------
        Thomas J. Linneman, President           Scott T. Smith, Chief Financial
          and Chief Executive Officer           Officer (principal financial
                                                officer and principal accounting
                                                officer)

Date:   March 14, 2006                  Date:   March 14, 2006


By:     /s/ Edward L. Kleemeier         By:     /s/ John T. Smith
        ------------------------------          --------------------------------
        Edward L. Kleemeier, Director           John T. Smith, Director


Date:   March 14, 2006                  Date:   March 14, 2006


By:     /s/ Robert Thomas               By:     /s/ James E. Williamson
        ------------------------------          --------------------------------
        Robert Thomas, Director                 James E. Williamson, Director


Date:   March 14, 2006                  Date:   March 14, 2006


By:     /s/ Steven R. Hausfeld
        ------------------------------
        Steven R. Hausfeld, Director


Date:   March 14, 2006