Form 10-Q
period 2006-03-31
CHEVIOT FINANCIAL CORP
filed 2006-05-15
CIK 1248124

Page 1 of 16

                                  Page 1 of 18
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

(Mark One)

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         March 31, 2006
                                --------------------------------------

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

Yes [X]           No  [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one.)

Large accelerated filer [ ]  Accelerated filer [ ]  Non-accelerated filer   [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [   ]         No  [X]


As of May 12, 2006, the latest practicable date, 9,550,907 shares of the registrant's common stock, $.01 par value, were issued and outstanding.

                     INDEX

                                                                          Page

PART I  -         FINANCIAL INFORMATION

       Consolidated Statements of Financial Condition                         3

       Consolidated Statements of Earnings                                    4

       Consolidated Statements of Comprehensive Income                        5

       Consolidated Statements of Cash Flows                                  6

       Notes to Consolidated Financial Statements                             8

       Management's Discussion and Analysis of
       Financial Condition and Results of
       Operations                                                            13

       Quantitative and Qualitative Disclosures about
       Market Risk                                                           16

       Controls and Procedures                                               16

PART II  -        OTHER INFORMATION                                          17

SIGNATURES                                                                   18

                             Cheviot Financial Corp.

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                        (In thousands, except share data)

                                                                                          March 31,        December 31,
         ASSETS                                                                                2006                2005
                                                                                        (Unaudited)

Cash and due from banks                                                                  $    2,146          $    2,425
Federal funds sold                                                                              642               1,715
Interest-earning deposits in other financial institutions                                     3,076               4,963
                                                                                          ---------           ---------
         Cash and cash equivalents                                                            5,864               9,103

Investment securities held to maturity - at cost, approximate market value of
  $26,422 and $26,509 at March 31, 2006
  and December 31, 2005, respectively                                                        27,088              27,084
Mortgage-backed securities available for sale - at fair value                                 1,205               1,269
Mortgage-backed securities held to maturity - at cost, approximate market value of $18,838 and $20,193 at March 31, 2006 and
  December 31, 2005, respectively                                                            18,898              20,285
Loans receivable - net                                                                      228,374             222,053
Loans held for sale - at lower of cost or market                                                157                 658
Real estate acquired through foreclosure - net                                                   89                  89
Office premises and equipment - at depreciated cost                                           4,013               3,628
Federal Home Loan Bank stock - at cost                                                        3,100               3,057
Accrued interest receivable on loans                                                            941                 873
Accrued interest receivable on mortgage-backed securities                                        68                  72
Accrued interest receivable on investments and interest-earning deposits                        236                 298
Prepaid expenses and other assets                                                               403                 145
Bank-owned life insurance                                                                     3,158               3,121
Prepaid federal income taxes                                                                     -                   56
                                                                                          ---------           ---------
         Total assets                                                                      $293,594            $291,791
                                                                                          =========           =========

         LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits                                                                                   $183,328            $181,238
Advances from the Federal Home Loan Bank                                                     33,891              33,209
Advances by borrowers for taxes and insurance                                                   654               1,063
Accounts payable and other liabilities                                                        1,031               1,090
Accrued federal income taxes                                                                    268                  -
Deferred federal income taxes                                                                   378                 381
                                                                                          ---------           ---------
         Total liabilities                                                                  219,550             216,981

Shareholders' equity
  Preferred stock - authorized 5,000,000 shares, $.01 par value; none issued
  Common stock - authorized 30,000,000 shares, $.01 par value;
    9,918,751 shares issued and outstanding at March 31, 2006 and December 31, 2005              99                  99
  Additional paid-in capital                                                                 42,894              42,824
  Shares acquired by stock benefit plans                                                     (5,092)             (5,092)
  Treasury stock - at cost, 301,595 and 216,208 shares at March 31, 2006
    and December 31, 2005                                                                    (3,539)             (2,537)
  Retained earnings - restricted                                                             39,693              39,524
  Accumulated comprehensive loss, unrealized losses on securities available
    for sale, net of tax benefits                                                               (11)                 (8)
                                                                                          ---------           ---------
         Total shareholders' equity                                                          74,044              74,810
                                                                                          ---------           ---------
         Total liabilities and shareholders' equity                                        $293,594            $291,791
                                                                                          =========           =========

See accompanying notes to consolidated financial statements.

                             Cheviot Financial Corp.

                CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

               For the three months ended March 31, 2006 and 2005
                      (In thousands, except per share data)

                                                                                               2006                2005
Interest income
  Loans                                                                                      $3,323              $2,953
  Mortgage-backed securities                                                                    214                 217
  Investment securities                                                                         265                 218
  Interest-earning deposits and other                                                            42                  41
                                                                                            -------             -------
         Total interest income                                                                3,844               3,429

Interest expense
  Deposits                                                                                    1,221                 865
  Borrowings                                                                                    387                 202
                                                                                            -------             -------
         Total interest expense                                                               1,608               1,067
                                                                                            -------             -------
         Net interest income                                                                  2,236               2,362

Other income
  Gain on sale of loans                                                                           7                   1
  Loss on sale of real estate acquired through foreclosure                                       -                   (6)
  Earnings on bank-owned life insurance                                                          37                  11
  Other operating                                                                                76                  73
                                                                                            -------             -------
         Total other income                                                                     120                  79

General, administrative and other expense
  Employee compensation and benefits                                                          1,019                 825
  Occupancy and equipment                                                                       101                 116
  Data processing                                                                                67                  59
  Property, payroll and other taxes                                                             206                 169
  Legal and professional                                                                        102                 128
  Advertising                                                                                    44                  44
  Other operating                                                                               141                 135
                                                                                            -------             -------
         Total general, administrative and other expense                                      1,680               1,476
                                                                                            -------             -------

         Earnings before federal income taxes                                                   676                 965

Federal income taxes
  Current                                                                                       217                 284
  Deferred                                                                                       (2)                 42
                                                                                            -------             -------
         Total federal income taxes                                                             215                 326
                                                                                            -------             --------
         NET EARNINGS                                                                       $   461             $   639
                                                                                            =======             =======
         EARNINGS PER SHARE
           Basic                                                                            $   .05                $.07
                                                                                            =======             =======

           Diluted                                                                          $   .05                $.07
                                                                                            =======             =======

           Dividends declared per share                                                     $   .07                $.06
                                                                                            =======             =======

See accompanying notes to consolidated financial statements.

                             CHEVIOT FINANCIAL CORP.

           CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

               For the three months ended March 31, 2006 and 2005
                                 (In thousands)

                                                                                                      2006           2005

Net earnings for the period                                                                           $461           $639

Other comprehensive gain (loss), net of tax (benefits):
  Unrealized holding losses on securities during the
    period, net of taxes (benefits) of $(2) and $2 for the periods
    ended March 31, 2006 and 2005                                                                       (3)             3
                                                                                                     -----          -----
Comprehensive income                                                                                  $458           $642
                                                                                                     =====          =====
Accumulated comprehensive loss                                                                       $ (11)          $ (3)
                                                                                                     =====          =====

See accompanying notes to consolidated financial statements.

                             Cheviot Financial Corp.

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

               For the three months ended March 31, 2006 and 2005
                                 (In thousands)

                                                                                               2006                2005
Cash flows from operating activities:
  Net earnings for the period                                                             $     461           $     639
  Adjustments to reconcile net earnings to net cash
  provided by operating activities:
    Amortization of premiums and discounts on investment
      and mortgage-backed securities, net                                                        -                   20
    Depreciation                                                                                 53                  61
    Amortization of deferred loan origination fees - net                                         (9)                 (1)
    Proceeds from sale of loans in the secondary market                                         744                  91
    Loans originated for sale in the secondary market                                          (900)                (90)
    Amortization of expense related to stock benefit plans                                       11                 100
    Gain on sale of loans                                                                        (7)                 (1)
    Loss on sale of real estate acquired through foreclosure                                     -                    6
    Federal Home Loan Bank stock dividends                                                      (43)                (32)
    Net increase in cash surrender value of bank-owned  life insurance                          (37)                (11)
    Increase (decrease) in cash due to changes in:
      Accrued interest receivable on loans                                                      (68)                (32)
      Accrued interest receivable on mortgage-backed securities                                   4                   9
      Accrued interest receivable on investments and interest-earning deposits                   62                  (1)
      Prepaid expenses and other assets                                                        (258)               (137)
      Accounts payable and other liabilities                                                    (59)               (387)
      Federal income taxes
        Current                                                                                 324                 104
        Deferred                                                                                 (2)                 42
                                                                                           --------             -------
         Net cash flows provided by operating activities                                        276                 380

Cash flows used in investing activities:
  Principal repayments on loans                                                               7,077               9,557
  Loan disbursements                                                                        (12,725)             (9,014)
  Principal repayments on mortgage-backed securities                                          1,443               1,933
  Proceeds from sale of real estate acquired through foreclosure                                 -                   84
  Purchase of office premises and equipment                                                    (438)                (58)
  Purchase of bank-owned life insurance                                                          -               (3,000)
                                                                                            --------             -------
         Net cash flows used in investing activities                                         (4,717)               (520)

Cash flows provided by financing activities:
  Net increase (decrease) in deposits                                                         2,090                 (54)
  Proceeds from Federal Home Loan Bank advances                                               2,000               5,000
  Repayments on Federal Home Loan Bank advances                                              (1,318)               (509)
  Advances by borrowers for taxes and insurance                                                (409)               (343)
  Stock option expense, net                                                                      59                  -
  Treasury stock repurchases                                                                 (1,002)                 -
  Dividends paid on common stock                                                               (292)               (268)
                                                                                           --------             -------
         Net cash flows provided by financing activities                                      1,128               3,826
                                                                                           --------             -------

Net increase (decrease) in cash and cash equivalents                                         (3,239)              3,708
Cash and cash equivalents at beginning of period                                              9,103               7,725
                                                                                           --------             -------
Cash and cash equivalents at end of period                                                 $  5,864             $11,433
                                                                                           ========             =======

See accompanying notes to consolidated financial statements.

                             Cheviot Financial Corp.

               For the three months ended March 31, 2006 and 2005
                                 (In thousands)

                                                                                               2006                2005

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Federal income taxes                                                                    $   208              $  200
                                                                                            =======              ======
    Interest on deposits and borrowings                                                     $ 1,608              $1,067
                                                                                            =======              ======
Supplemental disclosure of non-cash investing activities:
  Recognition of mortgage servicing rights in
   accordance with SFAS No. 140                                                             $     6              $    1
                                                                                            =======              ======

See accompanying notes to consolidated financial statements.

                             Cheviot Financial Corp.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               For the three months ended March 31, 2006 and 2005


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

The accompanying unaudited financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. Accordingly, these consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Cheviot Financial included in the Annual Report on Form 10-K for the year ended December 31, 2005. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three month period ended March 31, 2006, are not necessarily indicative of the results which may be expected for the entire year.

2.   Principles of Consolidation

The accompanying consolidated financial statements as of and for the three months ended March 31, 2006, include the accounts of the Corporation and its wholly-owned subsidiary, the Savings Bank. All significant intercompany items have been eliminated.

3.   Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, scheduled amortization and prepayments of loan principal and mortgage-backed securities, maturities and calls of securities and funds provided by our operations. In addition, we may borrow from the Federal Home Loan Bank of Cincinnati. At March 31, 2006 and December 31, 2005, we had $33.9 million and $33.2 million, respectively, in outstanding borrowings from the Federal Home Loan Bank of Cincinnati and had the capacity to increase such borrowings at those dates by approximately $98.6 million.

Loan repayments and maturing securities are a relatively predictable source of funds. However, deposit flows, calls of securities and prepayments of loans and mortgage-backed securities are strongly influenced by interest rates, general and local economic conditions and competition in the marketplace. These factors reduce the predictability of these sources of funds.

                             Cheviot Financial Corp.

               For the three months ended March 31, 2006 and 2005


3.   Liquidity and Capital Resources (continued)

Our primary investing activities are the origination of one- to four-family real estate loans, commercial real estate, construction and consumer loans, and, to a lesser extent, the purchase of securities. For the three months ended March 31, 2006, loan originations totaled $13.6 million, compared to $9.1 million for the three months ended March 31, 2005.

Total deposits increased $2.1 million during the three months ended March 31, 2006, while total deposits decreased $54,000 during the three months ended March 31, 2005. Deposit flows are affected by the level of interest rates, the interest rates and products offered by competitors and other factors.

The  following  table  sets  forth   information   regarding  the  Corporation's
obligations and commitments to make future payments under contract as of March 31, 2006.

                                                                        Payments due by period
                                                              Less      More than    More than       More
                                                              than        1-3           4-5          than
                                                             1 year      years         years        5 years       Total
                                                                                 (In thousands)

    Contractual obligations:
      Advances from the Federal Home Loan Bank          $    2,000      $     -          $ -       $31,891    $  33,891
      Certificates of deposit                               82,034        32,741          395           -       115,170
      Construction of branch (1)                               307            -            -            -           307

    Amount of loan commitments and expiration per period:
      Commitments to originate one- to four-family
        loans                                                2,527            -            -            -         2,527
      Home equity lines of credit                           10,660            -            -            -        10,660
      Undisbursed loans in process                           5,494            -            -            -         5,494
      Lease obligations                                          4             1           -            -             5
                                                          --------       -------         -----     -------     --------

         Total contractual obligations                    $103,026       $32,742         $ 395     $31,891     $168,054
                                                          ========       =======         =====     =======     ========

---------------------
(1) The total commitment related to the branch was $794,000 of which $487,000 has been disbursed. In addition, at March 31, 2006, we were in contract negotiations for the construction of an additional new branch.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of maturing time deposits will be retained.

                             Cheviot Financial Corp.

               For the three months ended March 31, 2006 and 2005


3.   Liquidity and Capital Resources (continued)

At March 31, 2006 and 2005, we exceeded all of the applicable regulatory capital requirements. Our core (Tier 1) capital was $49.2 million and $59.2 million, or 16.8% and 21.1% of total assets at March 31, 2006 and 2005, respectively. In order to be classified as "well-capitalized" under federal banking regulations, we were required to have core capital of at least $17.6 million, or 6.0% of assets as of March 31, 2006. To be classified as a well-capitalized bank, we must also have a ratio of total risk-based capital to risk-weighted assets of at least 10.0%. At March 31, 2006 and 2005, we had a total risk-based capital ratio of 34.4% and 44.7%, respectively.

4.   Earnings Per Share

Basic earnings per share is computed based upon the weighted-average common shares outstanding during the period, less shares in the ESOP that are unallocated and not committed to be released plus shares in the ESOP that have been allocated. Weighted-average common shares deemed outstanding gives effect to 285,661 and 321,368 unallocated shares held by the ESOP for the three months ended March 31, 2006 and 2005, respectively.

                                                                                               For the three months ended
                                                                                                         March 31,
                                                                                                    2006           2005

         Weighted-average common shares
           outstanding (basic)                                                                 9,363,410      9,597,383
         Dilutive effect of assumed exercise
           of stock options                                                                       16,468             -
                                                                                               ---------      ---------
         Weighted-average common shares
           outstanding (diluted)                                                               9,379,878      9,597,383
                                                                                               =========      =========

5.   Stock Option Plan

On April 26, 2005, the Corporation approved a Stock Incentive Plan that provides for grants of up to 486,018 stock options. On May 5, 2005, approximately 384,000 option shares were granted subject to five year vesting.

Prior to January 1, 2006, the Corporation utilized APB Opinion No. 25 and related Interpretations in accounting for its stock option plan. Accordingly, no compensation cost had been recognized for the plan. As the Stock Incentive Plan was approved subsequent to March 31, 2005, no pro-forma disclosures were required for the three months then ended.

In 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 123(R), "Share-Based Payment," which revises SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123(R) requires that cost related to the fair value of all equity-based awards to employees, including grants of employee stock options, be recognized in the financial statements.

The Corporation adopted the provisions of SFAS No. 123(R) effective January 1, 2006, using the modified prospective transition method, and therefore has not restated its financial statements for prior periods. Under this method, the Corporation will apply the provisions of SFAS No. 123(R) to new equity-based awards and to equity-based awards modified, repurchased, or cancelled after January 1, 2006. In addition, the Corporation will recognize compensation cost for the portion of equity-based awards for which the requisite service period

                             Cheviot Financial Corp.

               For the three months ended March 31, 2006 and 2005


5.   Stock Option Plan (continued)

has not been rendered ("unvested equity-based awards") that are outstanding as of January 1, 2006. The compensation cost recorded for unvested equity-based awards is based on their grant-date fair value. For the three months ended March 31, 2006, the Company recorded $59,000 in after-tax compensation cost for equity-based awards that vested during the three months ended March 31, 2006. The Corporation has $1.0 million unrecognized pre-tax compensation cost related to non-vested equity-based awards granted under its stock incentive plan as of March 31, 2006, which is expected to be recognized over a weighted-average vesting period of approximately 4 years.

A summary of the status of the Corporation's stock option plan as of March 31, 2006, and changes during the period then ended is presented below:

                                                                   Three months ended                   Year ended
                                                                     March 31, 2006                  December 31, 2005
                                                                                Weighted-                       Weighted-
                                                                                average                          average
                                                                                exercise                        exercise
                                                                  Shares         price           Shares          price

    Outstanding at beginning of period                            383,700       $11.15                -       $    -
    Granted                                                            -            -            383,700       11.15
    Exercised                                                          -            -                 -            -
    Forfeited                                                          -            -                 -            -
                                                                 --------       ------          --------     --------
    Outstanding at end of period                                  383,700       $11.15           383,700      $11.15
                                                                 ========       ======          ========     =======
    Options exercisable at period-end                                  -        $   -                 -       $  -
                                                                 ========       ======          ========     =======
    Options expected to be exercisable at year-end                 76,740                             -
                                                                 ========                       ========
    Fair value of options granted                                               $   -                         $ 3.36
                                                                                ======                       =======

    The following information applies to options outstanding at March 31, 2006:

    Number outstanding                                                                                       383,700
    Exercise price                                                                                            $11.15
    Weighted-average exercise price                                                                           $11.15
    Weighted-average remaining contractual life                                                            9.1 years

The expected term of options is based on evaluations of historical and expected future employee exercise behavior. The risk free interest rate is based upon the U.S. Treasury rates at the date of grant with maturity dates approximately equal to the expected life at grant date. Volatility is based upon the historical volatility of the Corporation's stock.

The fair value of each option was estimated on the date of grant using the modified Black-Scholes options pricing model with the following weighted-average assumptions used for grants in 2005: dividend yield of 2.15%, expected volatility of 22.5% risk-free interest rate of 4.19% and an expected life of 10 years for each grant.

The effects of expensing stock options is reported in the cash provided by financing activities in the Consolidated Statements of Cash Flows.

                             Cheviot Financial Corp.

               For the three months ended March 31, 2006 and 2005


6.   Effects of Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Instruments - an amendment of FASB Statements No. 133 and 140," to simplify and make more consistent the accounting for certain financial instruments. Specifically, SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," to permit fair value remeasurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," to allow a qualifying special purpose entity to hold a derivative instrument that pertains to a beneficial interest other than another derivative financial instrument.

SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, or January 1, 2007 as to the Corporation, with earlier application allowed. The Corporation is currently evaluating SFAS No. 155, but does not expect it to have a material effect on the Corporation's financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets - an amendment of SFAS No. 140," to simplify the accounting for separately recognized servicing assets and servicing liabilities. Specifically, SFAS No. 156 amends SFAS No. 140 to require an entity to take the following steps:

     o Separately recognize financial assets as servicing assets or servicing liabilities, each time it undertakes an obligation to service a financial asset by entering into certain kinds of servicing contracts;
     o Initially measure all separately recognized servicing assets and liabilities at fair value, if practicable, and;
     o Separately present servicing assets and liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities.

Additionally, SFAS No. 156 permits, but does not require, an entity to choose either the amortization method or the fair value measurement method for measuring each class of separately recognized servicing assets and servicing liabilities. SFAS No. 156 also permits a servicer that uses derivative financial instruments to offset risks on servicing to use fair value measurement when reporting both the derivative financial instrument and related servicing asset or liability.

SFAS No. 156 applies to all separately recognized servicing assets and liabilities acquired or issued after the beginning of an entity's fiscal year that begins after September 15, 2006, or January 1, 2007 as to the Corporation, with earlier application permitted. The Corporation is currently evaluating SFAS No. 156, but does not expect it to have a material effect on the Corporation's financial position or results of operations.

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

Discussion of Financial Condition Changes from December 31,2005 to March 31,2006
--------------------------------------------------------------------------------

Total assets increased $1.8 million, or 0.6%, to $293.6 million at March 31, 2006, from $291.8 million at December 31, 2005. The increase in total assets reflects an increase in loans receivable and office premises and equipment, which were partially offset by a decrease in cash and cash equivalents and mortgage-backed securities.

Cash, federal funds sold and interest-earning deposits decreased $3.2 million, or 35.6%, to $5.9 million at March 31, 2006, from $9.1 million at December 31, 2005. The decrease in cash and cash equivalents was due to a $1.1 million decrease in federal funds sold and a decrease in interest-earning deposits of $1.9 million, and a decrease in cash and cash due from banks of $279,000, or 11.5%, at March 31, 2006. Investment securities increased $4,000 to $27.1 million at March 31, 2006. All investment securities are classified as held to maturity.

Mortgage-backed securities decreased $1.5 million, or 6.7%, to $20.1 million at March 31, 2006, from $21.6 million at December 31, 2005. The decrease in mortgage-backed securities was due primarily to principal prepayments and repayments totaling $1.4 million. At March 31, 2006, $18.9 million of mortgage-backed securities were classified as held to maturity, while $1.2 million were classified as available for sale. Since June 2004, management has focused on investing in shorter term investments in an effort to further enhance the Corporation's interest rate risk position in a rising interest rate environment.

Loans receivable increased $5.8 million, or 2.6%, to $228.5 million at March 31, 2006, from $222.7 million at December 31, 2005. The increase reflects loan originations totaling $13.6 million and sales of $737,000, partially offset by loan principal repayments of $7.1 million.

The allowance for loan losses totaled $808,000 at both March 31, 2006 and December 31, 2005, respectively. In determining the adequacy of the allowance for loan losses at any point in time, management and the board of directors apply a systematic process focusing on the risk of loss in the portfolio. First, the loan portfolio is segregated by loan types to be evaluated collectively and loan types to be evaluated individually. Delinquent multi-family and commercial loans are evaluated individually for potential impairments in their carrying value.

Second, the allowance for loan losses entails utilizing our historic loss experience by applying such loss percentage to the loan types to be collectively evaluated in the portfolio. This segment of the loss analysis resulted in no addition to the provision for loss for the quarter ended March 31, 2006. The analysis of the allowance for loan losses requires an element of judgment and is subject to the possibility that the allowance may need to be increased, with a corresponding reduction in earnings. To the best of management's knowledge, all known and inherent losses that are probable and that can be reasonably estimated have been recorded at March 31, 2006.

                             Cheviot Financial Corp.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Discussion of Financial Condition Changes from December 31, 2005 to March 31, 2006 (continued)
------------------------------------------------------------------------------

Non-performing and impaired loans totaled $149,000 at both March 31, 2006 and December 31, 2005, respectively. At March 31, 2006, non-performing and impaired loans were comprised of loans secured by one- to four-family residential real estate totaling $14,000 and by multi-family residential real estate totaling $135,000. The allowance for loan losses represented 542.3% of non-performing and impaired loans at both March 31, 2006 and December 31, 2005, respectively.
Although management believes that its allowance for loan losses conforms with generally accepted accounting principles based upon the available facts and circumstances, there can be no assurance that additions to the allowance will not be necessary in future periods, which would adversely affect our results of operations.

Deposits increased $2.1 million, or 1.2%, to $183.3 million at March 31, 2006, from $181.2 million at December 31, 2005. Advances from the Federal Home Loan Bank of Cincinnati increased by $682,000, or 2.1%, to $33.9 million at March 31, 2006, from $33.2 million at December 31, 2004. The Corporation utilized the advance proceeds as the primary funding source for growth in the loan portfolio.

Shareholders' equity decreased $766,000, or 1.0%, to $74.0 million at March 31, 2006, from $74.8 million at December 31, 2005. The decrease primarily resulted from the repurchase of treasury shares of $1.0 million and dividends paid of $292,000, which were partially offset by net earnings of $461,000.

Comparison of Operating Results for the Three-Month Periods Ended
March 31, 2006 and 2005
------------------------------------------------------------------

General
-------

Net earnings for the three months ended March 31, 2006 totaled $461,000, a $178,000 decrease from the $639,000 net earnings reported in the March 2005 period. The decrease in net earnings reflects a $204,000 increase in general and administrative expense in 2006 and a decrease in net interest income of $126,000, which was partially offset by an increase in other income of $41,000 and a decrease of $111,000 in federal income taxes for the 2006 quarter.

Net Interest Income

Total interest income increased $415,000, or 12.1%, to $3.8 million for the three-months ended March 31, 2006, from the comparable quarter in 2005. Interest income on loans increased $370,000, or 12.5%, to $3.3 million during the 2006 period from $3.0 million for the 2005 period. This increase was due primarily to a $23.2 million, or 11.5%, increase in the average balance of loans outstanding, and a 5 basis point increase in the weighted-average yield on loans to 5.88% for 2006 quarter from 5.83% for the three months ended March 31, 2005.

                             Cheviot Financial Corp.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Three-Month Periods Ended
March 31, 2006 and 2005  (continued)
------------------------------------------------------------------

Net Interest Income (continued)
-------------------------------

Interest income on mortgage-backed securities decreased $3,000, or 1.4%, to $214,000 for the three months ended March 31, 2006, from $217,000 for the 2005 quarter, due primarily to a $7.3 million decrease in the average balance of securities outstanding, which was partially offset by a 105 basis point increase in the average yield period to period. Interest income on investment securities increased $47,000, or 21.6%, to $265,000 for the three months ended March 31, 2006, compared to $218,000 for the same quarter in 2005, due primarily to a 101 basis point increase in the average yield to 3.91% in the 2006 quarter, which was partially offset by a $2.9 million, or 9.8% decrease in the average balance of investment securities outstanding. Interest income on other interest-earning deposits increased $1,000, or 2.4%, to $42,000 for the three months ended March 31, 2006, due primarily to a 237 basis point increase in the weighted-average yield, to 5.10% for the three months ended March 31, 2006, which was partially offset by a $2.7 million decrease in the average balance of interest-earning deposits.

Interest expense increased $541,000, or 50.7%, to $1.6 million for the three months ended March 31, 2006, from $1.1 million for the same period in 2005. Interest expense on deposits increased by $356,000, or 41.2%, to $1.2 million from $865,000 due primarily to a 78 basis point increase in the weighted average costs of deposits to 2.74% during the 2006 period and a $1.6 million increase in the weighted-average balance outstanding. Interest expense on borrowings increased by $185,000, or 91.6%, due primarily to a $14.9 million, or 81.8%, increase in the average balance outstanding and a 24 basis point increase in the average cost of borrowings. The increase in the yields on interest-earning assets and costs of interest-bearing liabilities were due primarily to the overall increase in market rates in the March 2006 quarter.

As a result of the foregoing changes in interest income and interest expense, net interest income decreased by $126,000, or 5.3%, to $2.2 million for the three months ended March 31, 2006. The average interest rate spread decreased to 2.51% for the three months ended March 31, 2006 from 2.96% for the three months ended March 31, 2005. The net interest margin decreased to 3.23% for the three months ended March 31, 2006 from 3.54% for the three months ended March 31, 2005.

Provision for Losses on Loans
-----------------------------

As a result of the allowance for loan losses analysis described elsewhere in this document, management concluded that the allowance for loan loss was adequate, and therefore, elected not to record a provision for losses on loans for the three-months ended March 31, 2006 and 2005. There can be no assurance that the loan loss allowance will be sufficient to cover losses on non-performing loans in the future.

Other Income
------------

Other income increased $41,000, or 51.9%, to $120,000 for the three months ended March 31, 2006, compared to the same quarter in 2005, due primarily to an increase of $26,000 in the surrender value of life insurance, an increase in the gain on sale of loans of $6,000, an increase in other operating income of $3,000 and the absence of a $6,000 loss on sale of real estate acquired through foreclosure.

                             Cheviot Financial Corp.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Three-Month Periods Ended
March 31, 2006 and 2005  (continued)
------------------------------------------------------------------

General, Administrative and Other Expense
-----------------------------------------

General, administrative and other expense increased $204,000, or 13.8%, to $1.7 million for the three months ended March 31, 2006, from $1.5 million for the comparable quarter in 2005. This increase is a result of an increase of $194,000 in employee compensation and benefits, an increase of $37,000 in property, payroll, and other taxes and a $6,000 increase in other operating expenses. The increase in employee compensation and benefits is due primarily to an increase in expense related to stock benefit plans and an increase in the number of employees as a result of the Corporation's growth. The increase in property, payroll, and other taxes is due primarily to an increase in the scale of the Corporation's operations year over year. The increase in other operating expenses was due primarily to services provided to identify and improve branch operations.

Federal Income Taxes
--------------------

The provision for federal income taxes decreased $111,000, or 34.0%, to $215,000 for the three months ended March 31, 2006, from $326,000 for the same quarter in 2005, due primarily to a $289,000, or 29.9%, decrease in pre-tax earnings. The effective tax rate was 31.8% and 33.8% for the three month periods ended March 31, 2006 and 2005. The difference between the Corporation's 31.8% effective tax rate in the 2006 period and the 34% statutory corporate rate is due primarily to the tax exempt earnings on bank-owned life insurance.

ITEM 3   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change in the Corporation's market risk since the Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2005.

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

                             Cheviot Financial Corp.

                                     PART II

ITEM 1.   Legal Proceedings
          ----------------

          None.

ITEM 1A.  Risk Factors
          ------------

          There have been no changes to the Corporation's risk factors since the filing of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2005.

ITEM 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities
          ----------------------------------------------------------------------

          The Corporation announced a repurchase plan on March 29, 2005 which provides for the repurchase of 5% or 495,937 of our common stock. As of March 31, 2006, the Corporation had purchased 301,595 shares pursuant to the program, leaving 194,342 common shares available for repurchase.

                                                                                                      Total # of
                                                                                                   shares purchased
                                                              Total              Average          as part of publicly
                                                           # of shares         price paid           announced plans
                  Period                                    purchased           per share             or programs
                  ------                                    ---------           ---------            ------------

                  January 1-31, 2006                         39,472               $11.67                 39,472
                  February 1-28 2006                         35,131               $11.79                 35,131
                  March 1-31, 2006                           10,784               $11.77                 10,784


ITEM 3.   Defaults Upon Senior Securities
          ------------------------------

          Not applicable.

ITEM 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

          None.

ITEM 5.   Other Information
          -----------------

          None.

ITEM 6.   Exhibits
          --------

          31.1 Certification of Principal Executive Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
          31.2 Certification of Principal Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
          32.1 Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
          32.2 Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
                                       17

                             Cheviot Financial Corp.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date:   May 12, 2006                    By: /s/ Thomas J. Linneman
       -----------------                   ------------------------------------
                                           Thomas J. Linneman
                                           President and Chief Executive Officer



Date:   May 12, 2006                    By: /s/ Scott T. Smith
       -----------------                   -------------------------------------
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


I, Thomas J. Linneman, certify that:


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


Date:  May 12, 2006                        /s/Thomas J. Linneman
                                           -------------------------------------
                                           Thomas J. Linneman
                                           President and Chief Executive Officer
                                            (principal executive officer)

                                                                   Exhibit 31.2


                      CERTIFICATION PURSUANT TO RULE 13A-14
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    AS ADOPTED PURSUANT TO SECTION 302 OF THE
                           SARBANES-OXLEY ACT OF 2002


I, Scott T. Smith, certify that:

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


Date:  May 12, 2006                               /s/Scott T. Smith
                                                  ------------------------------
                                                  Scott T. Smith
                                                  Chief Financial Officer
                                                   (principal financial officer)

                                                                    Exhibit 32.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Cheviot Financial Corp. (the "Company"), on Form 10-Q for the period ended March 31, 2006, as filed with the Securities and Exchange Commission on the date of this Certification (the "Report"), I, Thomas J. Linneman, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

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

         Date:  May 12, 2006

                                                                  Exhibit 32.2

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Cheviot Financial Corp. (the "Company"), on Form 10-Q for the period ended March 31, 2006, as filed with the Securities and Exchange Commission on the date of this Certification (the "Report"), I, Scott T. Smith, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

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



                                                     /s/ Scott T. Smith
                                                     ---------------------------
                                                     Scott T. Smith
                                                     Chief Financial Officer

         Date:  May 12, 2006