Form 10-Q
period 2006-06-30
CHEVIOT FINANCIAL CORP
filed 2006-08-14
CIK 1248124

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              June 30, 2006
                                -----------------------------------

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _______________

Commission File No. 0-50529
                    -------

                             CHEVIOT FINANCIAL CORP.
------------------------------------------------------------------------------
               (Exact name of registrant as specified in its charter)

     Federal                                            56-2423720
----------------------------------                 ----------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                        Identification Number)

                  3723 Glenmore Avenue, Cincinnati, Ohio 45211
-------------------------------------------------------------------------------
                       (Address of principal executive office)

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

Yes [ ]         No  [X]


As of August 11, 2006, the latest practicable date, 9,463,321 shares of the registrant's common stock, $.01 par value, were issued and outstanding.

                                      INDEX

                                                                       Page
                                                                       ----

PART I      -    FINANCIAL INFORMATION

                 Consolidated Statements of Financial Condition          3

                 Consolidated Statements of Earnings                     4

                 Consolidated Statements of Comprehensive Income         5

                 Consolidated Statements of Cash Flows                   6

                 Notes to Consolidated Financial Statements              8

                 Management's Discussion and Analysis of
                 Financial Condition and Results of
                 Operations                                             13

                 Quantitative and Qualitative Disclosures about
                 Market Risk                                            18

                 Controls and Procedures                                18

PART II  -       OTHER INFORMATION                                      19

SIGNATURES                                                              21

                             Cheviot Financial Corp.

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                        (In thousands, except share data)

                                                                                           June 30,        December 31,
         ASSETS                                                                                2006                2005
                                                                                        (Unaudited)

Cash and due from banks                                                                  $    2,666          $    2,425
Federal funds sold                                                                            6,255               1,715
Interest-earning deposits in other financial institutions                                     2,654               4,963
                                                                                          ---------           ---------
         Cash and cash equivalents                                                           11,575               9,103

Investment securities held to maturity - at cost, approximate market value of
  $26,365 and $26,509 at June 30, 2006
  and December 31, 2005, respectively                                                        27,092              27,084
Mortgage-backed securities available for sale - at fair value                                 1,112               1,269
Mortgage-backed securities held to maturity - at cost, approximate market value of $17,113 and $20,193 at June 30, 2006 and
  December 31, 2005, respectively                                                            17,236              20,285
Loans receivable - net                                                                      232,716             222,053
Loans held for sale - at lower of cost or market                                                 -                  658
Real estate acquired through foreclosure - net                                                   -                   89
Office premises and equipment - at depreciated cost                                           4,345               3,628
Federal Home Loan Bank stock - at cost                                                        3,145               3,057
Accrued interest receivable on loans                                                            978                 873
Accrued interest receivable on mortgage-backed securities                                        64                  72
Accrued interest receivable on investments and interest-earning deposits                        339                 298
Prepaid expenses and other assets                                                               371                 145
Bank-owned life insurance                                                                     3,189               3,121
Prepaid federal income taxes                                                                     -                   56
                                                                                          ---------           ---------

         Total assets                                                                      $302,162            $291,791
                                                                                          =========           =========

         LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits                                                                                   $197,285            $181,238
Advances from the Federal Home Loan Bank                                                     30,055              33,209
Advances by borrowers for taxes and insurance                                                   355               1,063
Accounts payable and other liabilities                                                          855               1,090
Accrued federal income taxes                                                                     53                   -
Deferred federal income taxes                                                                   496                 381
                                                                                         ----------           ---------
         Total liabilities                                                                  229,099             216,981

Shareholders' equity
  Preferred stock - authorized 5,000,000 shares, $.01 par value; none issued
  Common stock - authorized 30,000,000 shares, $.01 par value;
    9,918,751 shares issued at June 30, 2006 and December 31, 2005                               99                  99
  Additional paid-in capital                                                                 42,966              42,824
  Shares acquired by stock benefit plans                                                     (4,686)            (5,092)
  Treasury stock - at cost, 431,227 and 216,208 shares at June 30, 2006
    and December 31, 2005, respectively                                                      (5,117)            (2,537)
  Retained earnings - restricted                                                             39,814              39,524
  Accumulated comprehensive loss, unrealized losses on securities available
    for sale, net of tax benefits                                                               (13)                (8)
                                                                                         ----------           ---------
         Total shareholders' equity                                                          73,063              74,810
                                                                                         ----------           ---------

         Total liabilities and shareholders' equity                                        $302,162            $291,791
                                                                                         ==========           =========

See accompanying notes to consolidated financial statements.

                             Cheviot Financial Corp.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                      (In thousands, except per share data)


                                                                          Six months ended             Three months ended
                                                                              June 30,                      June 30,
                                                                         2006         2005              2006         2005
                                                                                           (Unaudited)
Interest income
  Loans                                                                $6,776       $5,918            $3,453       $2,965
  Mortgage-backed securities                                              424          439               209          222
  Investment securities                                                   558          457               294          239
  Interest-earning deposits and other                                     109          109                68           68
                                                                       ------       ------            ------       ------
         Total interest income                                          7,867        6,923             4,024        3,494

Interest expense
  Deposits                                                              2,639        1,815             1,418          949
  Borrowings                                                              789          435               403          233
                                                                       ------       ------            ------       ------
         Total interest expense                                         3,428        2,250             1,821        1,182
                                                                       ------       ------            ------       ------

         Net interest income                                            4,439        4,673             2,203        2,312

Provision for losses on loans                                              -            32                -            32
                                                                       ------       ------            ------      -------

         Net interest income after provision for losses on loans        4,439        4,641             2,203        2,280

Other income (expense)
  Gain on sale of loans                                                    13            4                 6            3
  Loss on sale of real estate acquired through foreclosure                (21)          (6)              (21)          -
  Earnings on bank-owned life insurance                                    68           48                31           37
  Other operating                                                         163          146                87           73
                                                                       ------       ------            ------        -----
         Total other income                                               223          192               103          113

General, administrative and other expense
  Employee compensation and benefits                                    2,042        1,763             1,023          937
  Occupancy and equipment                                                 206          226               106          110
  Property, payroll and other taxes                                       416          477               210          309
  Data processing                                                         137          115                70           56
  Legal and professional                                                  211          306               108          178
  Advertising                                                              88           88                44           44
  Other operating                                                         282          270               141          135
                                                                       ------       ------            ------       ------
         Total general, administrative and other expense                3,382        3,245             1,702        1,769
                                                                       ------       ------            ------       ------

         Earnings before income taxes                                   1,280        1,588               604          624

Federal income taxes
  Current                                                                 296          470                81          186
  Deferred                                                                117           55               117           14
                                                                       ------       ------            ------       ------
         Total federal income taxes                                       413          525               198          200
                                                                       ------       ------            ------       ------

         NET EARNINGS                                                 $   867       $1,063           $   406      $   424
                                                                       ======       ======            ======       ======

         EARNINGS PER SHARE
           Basic                                                      $   .09       $  .11           $   .04      $   .04
                                                                       ======       ======            ======       ======

           Diluted                                                    $   .09         $.11              $.04      $   .04
                                                                       ======       ======            ======       ======

           Dividends per common share                                 $   .14      $   .12           $   .07      $   .06
                                                                       ======       ======            ======       ======

See accompanying notes to consolidated financial statements.

                             Cheviot Financial Corp.

           CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

            For the six and three months ended June 30, 2006 and 2005
                                 (In thousands)


                                                                       For the six months           For the three months
                                                                         ended June 30,                ended June 30,
                                                                       2006         2005              2006         2005

Net earnings for the period                                            $867       $1,063              $406           $424

Other comprehensive gain (loss), net of tax (benefits):
  Unrealized holding losses on securities during the
    period, net of taxes (benefits) of $(3) and $2 for
    the six months ended June 30, 2006 and 2005, respectively, and $(1) and $1 for the three months ended June 30,
    2006 and 2005, respectively                                         (5)            4               (2)              1
                                                                      -----       ------             -----          -----

Comprehensive income                                                  $ 862       $1,067              $404           $425
                                                                      =====       ======             =====          =====

Accumulated comprehensive loss                                        $ 13)   $      (2)            $ (13)        $   (2)
                                                                      =====       ======             =====          =====



                             Cheviot Financial Corp.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                 For the six months ended June 30, 2006 and 2005
                                 (In thousands)

                                                                                               2006                2005
                                                                                                      (Unaudited)
Cash flows from operating activities:
  Net earnings for the period                                                             $     867            $  1,063
  Adjustments to reconcile net earnings to net cash
  provided by operating activities:
    Amortization of premiums and discounts on investment
      and mortgage-backed securities, net                                                        (1)                 32
    Depreciation                                                                                119                 123
    Amortization of deferred loan origination fees - net                                        (15)                (15)
    Proceeds from sale of loans in the secondary market                                       1,345                 651
    Loans originated for sale in the secondary market                                        (1,332)               (648)
    Gain on sale of loans                                                                       (13)                 (4)
    Loss on sale of real estate acquired through foreclosure                                     21                   6
    Federal Home Loan Bank stock dividends                                                      (88)                (68)
    Provision for losses on loans                                                                -                   32
    Amortization of expense related to stock benefit plans                                       23                 100
    Increase (decrease) in cash due to changes in:
      Accrued interest receivable on loans                                                     (105)                (49)
      Accrued interest receivable on mortgage-backed securities                                   8                  11
      Accrued interest receivable on investments and interest-
        bearing deposits                                                                        (41)                (63)
      Prepaid expenses and other assets                                                        (226)                 34
      Accounts payable and other liabilities                                                    171                 (99)
      Federal income taxes
        Current                                                                                 109                (324)
        Deferred                                                                                117                  55
                                                                                           --------            --------
         Net cash provided by operating activities                                              959                 837

Cash flows used in investing activities:
  Principal repayments on loans                                                              18,951              19,661
  Loan disbursements                                                                        (28,941)            (23,701)
  Purchase of U.S. Government and agency obligations                                             -               (1,977)
  Proceeds from maturity of U.S. Government and agency obligations                               -                2,000
  Principal repayments on mortgage-backed securities                                          3,192               4,158
  Proceeds from sale of real estate acquired through foreclosure                                 68                  84
  Purchase of office premises and equipment                                                    (836)               (616)
  Purchase of bank-owned life insurance                                                          -               (3,000)
  Net increase in the cash surrender value of life insurance                                    (68)                (48)
                                                                                           --------            ---------
         Net cash used in investing activities                                               (7,634)             (3,439)

Cash flows provided by financing activities:
  Net increase in deposits                                                                   16,047                 890
  Proceeds from Federal Home Loan Bank advances                                               3,500               7,000
  Repayments on Federal Home Loan Bank advances                                              (6,654)             (2,214)
  Advances by borrowers for taxes and insurance                                                (708)               (624)
  Repurchase of shares for stock benefit plans                                                   -                 (935)
  Treasury stock repurchases                                                                 (2,580)                 -
  Stock option expense, net                                                                     119                  -
  Dividends paid on common stock                                                               (577)               (536)
                                                                                           --------            ---------
         Net cash provided by financing activities                                            9,147                3,581
                                                                                           --------            ---------

Net increase in cash and cash equivalents                                                     2,472                 979

Cash and cash equivalents at beginning of period                                              9,103               7,725
                                                                                           --------            ---------

Cash and cash equivalents at end of period                                                  $11,575            $  8,704
                                                                                           ========            ========

                                       6

                             Cheviot Financial Corp.

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                 For the six months ended June 30, 2006 and 2005
                                 (In thousands)

                                                                                               2006                2005
                                                                                                      (Unaudited)

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Federal income taxes                                                                    $   305             $   794
                                                                                             ======              ======

    Interest on deposits and borrowings                                                     $ 3,428             $ 2,250
                                                                                             ======              ======

Supplemental disclosure of noncash investing activities:
  Transfer of loans to real estate acquired through foreclosure                             $    -              $    28
                                                                                             ======              ======

  Recognition of mortgage servicing rights in accordance with SFAS No. 140                  $    11             $     1
                                                                                             ======              ======

See accompanying notes to consolidated financial statements.
                                       7

                             Cheviot Financial Corp.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            For the three and six months ended June 30, 2006 and 2005


1.   Basis of Presentation
     ---------------------

In  January  2004,   Cheviot  Financial  Corp.   ("Cheviot   Financial"  or  the
"Corporation") completed a Plan of Reorganization (the "Plan" or the "Reorganization") pursuant to which Cheviot Savings Bank (the "Savings Bank") reorganized into a two-tier mutual holding company structure with the establishment of Cheviot Financial, as parent of the Savings Bank, with the Savings Bank converting to stock form and issuing all of its outstanding stock to Cheviot Financial. Pursuant to the Plan, Cheviot Financial Corp. sold 4,388,438 common shares in a minority stock offering, representing approximately 44% of its outstanding common stock at $10.00 per share to the Savings Bank's depositors and a newly formed Employee Stock Ownership Plan ("ESOP"). The net proceeds of the offering totaled approximately $39.3 million. In addition, 75,000 shares, or approximately one percent of its outstanding shares, were issued to a charitable foundation established by Cheviot Savings Bank. The remaining 5,455,313 shares of common stock of Cheviot Financial were issued to Cheviot Mutual Holding Company, the federally chartered mutual holding company of Cheviot Financial Corp.

The accompanying unaudited financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. Accordingly, these consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Cheviot Financial included in the Annual Report on Form 10-K for the year ended December 31, 2005. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three and six month periods ended June 30, 2006, are not necessarily indicative of the results which may be expected for the entire year.

2. Principles of Consolidation
   ---------------------------

The accompanying consolidated financial statements as of and for the three and six months ended June 30, 2006, include the accounts of the Corporation and its wholly-owned subsidiary, the Savings Bank. All significant intercompany items have been eliminated.

3. Liquidity and Capital Resources
   -------------------------------

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, scheduled amortization and prepayments of loan principal and mortgage-backed securities, maturities and calls of securities and funds provided by our operations. In addition, we may borrow from the Federal Home Loan Bank of Cincinnati. At June 30, 2006 and December 31, 2005, we had $30.1 million and $33.2 million, respectively, in outstanding borrowings from the Federal Home Loan Bank of Cincinnati and had the capacity to increase such borrowings at those dates by approximately $104.0 million.

Loan repayments and maturing securities are a relatively predictable source of funds. However, deposit flows, calls of securities and prepayments of loans and mortgage-backed securities are strongly influenced by interest rates, general and local economic conditions and competition in the marketplace. These factors reduce the predictability of these sources of funds.

                             Cheviot Financial Corp.

            For the three and six months ended June 30, 2006 and 2005


3. Liquidity and Capital Resources (continued)
   -------------------------------

Our primary investing activities are the origination of one- to four-family real estate loans, commercial real estate, construction and consumer loans, and, to a lesser extent, the purchase of securities. For the six months ended June 30, 2006, loan originations totaled $30.3 million, compared to $24.3 million for the six months ended June 30, 2005.

Total deposits increased $16.0 million and $890,000 during the six months ended June 30, 2006 and 2005. Deposit flows are affected by the level of interest rates, the interest rates and products offered by competitors and other factors.

The  following  table  sets  forth   information   regarding  the  Corporation's
obligations and commitments to make future payments under contract as of June 30, 2006.

                                                                        Payments due by period
                                                              Less      More than       More than    More
                                                              than      1-3             4-5          than
                                                             1 year      years         years        5 years       Total
                                                                                 (In thousands)

    Contractual obligations:
      Advances from the Federal Home Loan Bank           $      -      $      -          $ -       $30,055     $ 30,055
      Certificates of deposit                              102,460        28,909          459           -       131,828
      Construction of branch (1)                               883            -            -            -           883

    Amount of loan commitments and expiration per period:
      Commitments to originate one- to four-family
        loans                                                2,400            -            -            -         2,400
      Home equity lines of credit                           10,713            -            -            -        10,713
      Undisbursed loans in process                           6,798            -            -            -         6,798
      Lease obligations                                          3             1           -            -             4
                                                         ---------    ----------          ---      -------     --------

         Total contractual obligations                   $ 123,257     $  28,910         $459      $30,055     $182,681
                                                         =========    ==========          ===      =======     ========

----------------------------------


(1) The total commitment related to the branch was $890,000 of which $7,000 has been disbursed. In addition, at June 30, 2006, we were in contract negotiations for the construction of an additional branch.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of maturing time deposits will be retained.

                             Cheviot Financial Corp.

            For the three and six months ended June 30, 2006 and 2005


3. Liquidity and Capital Resources (continued)
   -------------------------------

At June 30, 2006 and 2005, we exceeded all of the applicable regulatory capital requirements. Our core (Tier 1) capital was $50.1 million and $59.6 million, or 16.6% and 21.2% of total assets at June 30, 2006 and 2005, respectively. In order to be classified as "well-capitalized" under federal banking regulations, we were required to have core capital of at least $18.1 million, or 6.0% of assets as of June 30, 2006. To be classified as a well-capitalized bank, we must also have a ratio of total risk-based capital to risk-weighted assets of at least 10.0%. At June 30, 2006 and 2005, we had a total risk-based capital ratio of 34.2% and 45.4%, respectively.

4. Earnings Per Share
   ------------------

Basic earnings per share is computed based upon the weighted-average common shares outstanding during the period, less shares in the ESOP that are unallocated and not committed to be released plus shares in the ESOP that have been allocated. Weighted-average common shares deemed outstanding gives effect to 285,661 and 321,368 unallocated shares held by the ESOP for the three and six months ended June 30, 2006 and 2005, respectively.

                                                          For the six months ended             For the three months ended
                                                                  June 30,                               June 30,
                                                            2006            2005                    2006           2005

         Weighted-average common shares
           outstanding (basic)                         9,312,314       9,596,594               9,261,780      9,597,383

         Dilutive effect of assumed exercise
           of stock options                               21,749           2,733                  25,986          2,733
                                                     -----------     -----------              ----------     ----------

         Weighted-average common shares
           outstanding (diluted)                       9,334,063       9,599,327               9,287,766      9,600,116
                                                     ===========     ===========              ==========     ==========

A total of 6,060 shares with a weighted-average exercise price of $12.12 are not included in the earnings per share calculation for both the three and six months as these shares are anti-dilutive.

5. Stock Option Plan
   -----------------

On April 26, 2005, the Corporation approved a Stock Incentive Plan that provides for grants of up to 486,018 stock options. On May 5, 2005, approximately 384,000 option shares were granted subject to five year vesting. On May 23, 2006, approximately 6,100 option shares were granted subject to five year vesting.

Prior to January 1, 2006, the Corporation utilized APB Opinion No. 25 and related Interpretations in accounting for its stock option plan. Accordingly, no compensation cost had been recognized for the plan. As the Stock Incentive Plan was approved late in the June 30, 2005 quarter, no pro-forma disclosures were provided for the six months then ended. For the three months ended June 30, 2005, net earnings would have been reduced by $28,000, resulting in pro-forma net earnings of $396,000, or $.04 per share.

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

                             Cheviot Financial Corp.

            For the three and six months ended June 30, 2006 and 2005


5. Stock Option Plan (continued)
   -----------------

The Corporation adopted the provisions of SFAS No. 123(R) effective January 1, 2006, using the modified prospective transition method, and therefore has not restated its financial statements for prior periods. Under this method, the Corporation will apply the provisions of SFAS No. 123(R) to new equity-based awards and to equity-based awards modified, repurchased, or cancelled after January 1, 2006. In addition, the Corporation will recognize compensation cost for the portion of equity-based awards for which the requisite service period has not been rendered ("unvested equity-based awards") that are outstanding as of January 1, 2006. The compensation cost recorded for unvested equity-based awards is based on their grant-date fair value. For the six months ended June 30, 2006, the Corporation recorded $85,000 in after-tax compensation cost for equity-based awards that vested during the six months ended June 30, 2006. The Corporation has $1.0 million unrecognized pre-tax compensation cost related to non-vested equity-based awards granted under its stock incentive plan as of June 30, 2006, which is expected to be recognized over a weighted-average vesting period of approximately 3.9 years.

A summary of the status of the Corporation's stock option plan as of June 30, 2006, and changes during the period then ended is presented below:

                                                                    Six months ended                    Year ended
                                                                      June 30, 2006                  December 31, 2005
                                                                                Weighted-                       Weighted-
                                                                                average                         average
                                                                                exercise                        exercise
                                                                  Shares          price           Shares          price

    Outstanding at beginning of period                            383,700       $11.15                  -       $    -
    Granted                                                         6,060         12.12            383,700       11.15
    Exercised                                                          -              -                 -            -
    Forfeited                                                          -              -                 -            -
                                                                 --------       ------             -------       -------

    Outstanding at end of period                                  389,760       $11.17             383,700      $11.15
                                                                 ========       ------             =======       =======

    Options exercisable at period-end                              76,740       $11.15                  -       $    -
                                                                 ========       ------             =======       =======

    Options expected to be exercisable at year-end                 76,740                               -
                                                                 ========                          =======

    Fair value of options granted                                               $ 2.97                         $  3.36
                                                                                =======                          =======

    The following information applies to options outstanding at June 30, 2006:

    Number outstanding                                                                                          389,760
    Exercise price                                                                                      $11.15 - $12.12
    Weighted-average exercise price                                                                               $11.17
    Weighted-average remaining contractual life                                                                8.9 years

The expected term of options is based on evaluations of historical and expected future employee exercise behavior. The risk free interest rate is based upon the U.S. Treasury rates at the date of grant with maturity dates approximately equal to the expected life at grant date. Volatility is based upon the historical volatility of the Corporation's stock.

The fair value of each option was estimated on the date of grant using the modified Black-Scholes options pricing model with the following weighted-average assumptions used for grants in 2005 and 2006: dividend yield of 2.15% and 2.31%, expected volatility of 22.5% and 14.4% risk-free interest rate of 4.19% and 5.07% and an expected life of 10 years for each grant.

                             Cheviot Financial Corp.

            For the three and six months ended June 30, 2006 and 2005


5. Stock Option Plan (continued)
   -----------------

The effects of expensing stock options is reported in the cash provided by financing activities in the Consolidated Statements of Cash Flows.

6. Effects of Recent Accounting Pronouncements
   -------------------------------------------

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


Discussion of Financial Condition Changes at December 31, 2005 and at June 30, 2006
-------------------------------------------------------------------------------

Total assets increased $10.4 million, or 3.6%, to $302.2 million at June 30, 2006, from $291.8 million at December 31, 2005. The increase in total assets reflects an increase in loans receivable, office premises and equipment and cash and cash equivalents, which were partially offset by a decrease in mortgage-backed securities.

Cash, federal funds sold and interest-earning deposits increased $2.5 million, or 27.2%, to $11.6 million at June 30, 2006, from $9.1 million at December 31, 2005. The increase in cash and cash equivalents was due to a $4.5 million increase in federal funds sold and an increase in cash and cash due from banks of $241,000, which were partially offset by a decrease in interest earning deposits of $2.3 million, or 46.5%, at June 30, 2006. Investment securities increased $8,000 to $27.1 million at June 30, 2006. All investment securities are classified as held to maturity.

Mortgage-backed securities decreased $3.2 million, or 14.9%, to $18.3 million at June 30, 2006, from $21.6 million at December 31, 2005. The decrease in mortgage-backed securities was due primarily to principal prepayments and repayments totaling $3.2 million. At June 30, 2006, $17.2 million of mortgage-backed securities were classified as held to maturity, while $1.1 million were classified as available for sale. Management has focused on investing in shorter term investments in an effort to further enhance the Corporation's liquidity in an uncertain interest rate environment.

Loans receivable increased $10.0 million, or 4.5%, to $232.7 million at June 30, 2006, from $222.7 million at December 31, 2005. The increase reflects loan originations totaling $30.3 million, partially offset by loan principal repayments of $19.0 million and sales of $1.3 million.

The allowance for loan losses totaled $808,000 at both June 30, 2006 and December 31, 2005, respectively. In determining the adequacy of the allowance for loan losses at any point in time, management and the board of directors apply a systematic process focusing on the risk of loss in the portfolio. First, the loan portfolio is segregated by loan types to be evaluated collectively and loan types to be evaluated individually. Delinquent multi-family and commercial loans are evaluated individually for potential impairments in their carrying value. Second, the allowance for loan losses entails utilizing our historic loss experience by applying such loss percentage to the loan types to be collectively evaluated in the portfolio. This segment of the loss analysis resulted in no addition to the provision for loss for the quarter ended June 30, 2006. The analysis of the allowance for loan losses requires an element of judgment and is subject to the possibility that the allowance may need to be increased, with a corresponding reduction in earnings. To the best of management's knowledge, all known and inherent losses that are probable and that can be reasonably estimated have been recorded at June 30, 2006.

                             Cheviot Financial Corp.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Discussion of Financial Condition Changes from December 31, 2005 to June 30, 2006 (continued)
-------------------------------------------------------------------------------

Non-performing and impaired loans totaled $242,000 and $149,000 at June 30, 2006 and December 31, 2005, respectively. At June 30, 2006, non-performing and impaired loans were comprised of loans secured by one- to four-family residential real estate totaling $107,000 and by multi-family residential real estate totaling $135,000. The allowance for loan losses represented 333.9% and 542.3% of non-performing and impaired loans at June 30, 2006 and December 31, 2005, respectively. Although management believes that the Corporation's allowance for loan losses conforms with generally accepted accounting principles based upon the available facts and circumstances, there can be no assurance that additions to the allowance will not be necessary in future periods, which would adversely affect our results of operations.

Deposits increased $16.0 million, or 8.9%, to $197.3 million at June 30, 2006, from $181.2 million at December 31, 2005. Advances from the Federal Home Loan Bank of Cincinnati decreased by $3.2 million, or 9.5%, to $30.1 million at June 30, 2006, from $33.2 million at December 31, 2005. Deposit growth allowed for the repayment of advances from the Federal Home Loan Bank.

Shareholders' equity decreased $1.7 million, or 2.3%, to $73.1 million at June 30, 2006, from $74.8 million at December 31, 2005. The decrease primarily resulted from the repurchase of treasury shares of $2.6 million and dividends paid of $577,000, which were partially offset by net earnings of $867,000, vesting of $406,000 of stock benefit plan shares and amortization of shares for stock benefit plans of $23,000.


Comparison of Operating Results for the Six-Month Periods Ended June 30, 2006 and 2005
--------------------------------------------------------------------------------

General
-------

Net earnings for the six months ended June 30, 2006 totaled $867,000, a $196,000 decrease from the $1.1 million net earnings reported in the June 2005 period. The decrease in net earnings reflects a $137,000 increase in general and administrative expense in 2006 and a decrease in net interest income after provision for loan losses of $202,000, which was partially offset by an increase in other income of $31,000 and a decrease of $112,000 in federal income taxes for the 2006 period.

Net Interest Income
-------------------

Total interest income increased $944,000, or 13.6%, to $7.9 million for the six-months ended June 30, 2006, from the comparable period in 2005. Interest income on loans increased $858,000, or 14.5%, to $6.8 million during the 2006 period from $5.9 million for the 2005 period. This increase was due primarily to a $22.0 million, or 10.6%, increase in the average balance of loans outstanding, and a 20 basis point increase in the weighted-average yield on loans to 5.93% for 2006 period from 5.73% for the six months ended June 30, 2005.

                             Cheviot Financial Corp.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Six-Month Periods Ended June 30, 2006 and 2005(continued)
-----------------------------------------------------------------------------

Net Interest Income (continued)
-------------------

Interest income on mortgage-backed securities decreased $15,000, or 3.4%, to $424,000 for the six months ended June 30, 2006, from $439,000 for the 2005 period, due primarily to a $7.0 million decrease in the average balance of securities outstanding, which was partially offset by a 102 basis point increase in the average yield period to period. Interest income on investment securities increased $101,000, or 22.1%, to $558,000 for the six months ended June 30, 2006, compared to $457,000 for the same period in 2005, due primarily to a 77 basis point increase in the average yield to 4.12 % in the 2006 period, which was partially offset by a $183,000, or 0.7% decrease in the average balance of investment securities outstanding. Interest income on other interest-earning deposits was $109,000 for both the six months ended June 30, 2006 and 2005.

Interest expense increased $1.2 million, or 52.4%, to $3.4 million for the six months ended June 30, 2006, from $2.3 million for the same period in 2005. Interest expense on deposits increased by $824,000, or 45.4%, to $2.6 million from $1.8 million due primarily to a 85 basis point increase in the weighted average costs of deposits to 2.89% during the 2006 period and a $4.5 million increase in the weighted-average balance outstanding. Interest expense on borrowings increased by $354,000, or 81.4%, due primarily to a $12.5 million, or 60.5%, increase in the average balance outstanding and a 55 basis point increase in the average cost of borrowings. The increase in the yields on interest-earning assets and costs of interest-bearing liabilities were due primarily to the overall increase in market rates in the June 2006 period.

As a result of the foregoing changes in interest income and interest expense, net interest income decreased by $234,000, or 5.0%, to $4.4 million for the six months ended June 30, 2006. The average interest rate spread decreased to 2.44% for the six months ended June 30, 2006 from 2.87% for the six months ended June 30, 2005. The net interest margin decreased to 3.17% for the six months ended June 30, 2006 from 3.47% for the six months ended June 30, 2005.

Provision for Losses on Loans
-----------------------------

As a result of the allowance for loan losses analysis described elsewhere herein, management concluded that the allowance for loan loss was adequate, and therefore, did not record a provision for losses on loans for the six-months ended June 30, 2006. During the six months ended June 30, 2005, management made a provision for losses on loans of $32,000. As stated previously, there can be no assurance that the loan loss allowance will be sufficient to cover losses on non-performing loans in the future.

Other Income
------------

Other income increased $31,000, or 16.1%, to $223,000 for the six months ended June 30, 2006, compared to the same period in 2005, due primarily to an increase of $20,000 in earnings on bank-owned life insurance, an increase in the gain on sale of loans of $9,000, and an increase in other operating income of $17,000, which was partially offset by an increase in the loss on sale of real estate acquired through foreclosure of $15,000.

                             Cheviot Financial Corp.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Six-Month Periods Ended June 30, 2006 and 2005 (continued)
-----------------------------------------------------------------------------

General, Administrative and Other Expense
-----------------------------------------

General, administrative and other expense increased $137,000, or 4.2%, to $3.4 million for the six months ended June 30, 2006, from $3.2 million for the comparable period in 2005. This increase is a result of an increase of $279,000 in employee compensation and benefits and an increase in other operating expenses of $12,000, which were partially offset by a decrease of $61,000 in property, payroll, and other taxes and a decrease in legal and professional expenses of $95,000. The increase in employee compensation and benefits is due primarily to an increase in expense related to stock benefit plans and an increase in the number of employees as a result of the Corporation's growth. The increase in other operating expenses was due primarily to services provided to identify and improve branch operations. The decrease in property, payroll, and other taxes is due primarily to a decrease in Ohio franchise tax. The decrease in legal and professional expenses was due primarily to services provided during the 2005 period.

Federal Income Taxes
--------------------

The provision for federal income taxes decreased $112,000, or 21.3%, to $413,000 for the six months ended June 30, 2006, from $525,000 for the same period in 2005, due primarily to a $308,000, or 19.4%, decrease in pre-tax earnings. The effective tax rate was 32.3% and 33.1% for the six month periods ended June 30, 2006 and 2005. The difference between the Corporation's effective tax rate in the 2006 and 2005 periods and the 34% statutory corporate rate reflects the tax exempt earnings on bank-owned life insurance.


Comparison of Operating Results for the Three-Month Periods Ended June 30, 2006 and 2005
-------------------------------------------------------------------------------

General
-------

Net earnings for the three months ended June 30, 2006 totaled $406,000, an $18,000 decrease from the $424,000 net earnings reported in the June 2005 period. The decrease in net earnings reflects a decrease in net interest income after the provision for losses on loans of $77,000, and a decrease in other income of $10,000, which were partially offset by a decrease in general, administrative and other expenses of $67,000 and a decrease of $2,000 in federal income taxes for the 2006 quarter.

Net Interest Income
-------------------

Total interest income increased $530,000, or 15.2%, to $4.0 million for the three-months ended June 30, 2006, from the comparable quarter in 2005. Interest income on loans increased $488,000, or 16.5%, to $3.5 million during the 2006 period from $3.0 million for the 2005 period. This increase was due primarily to a $25.9 million, or 12.6%, increase in the average balance of loans outstanding, and a 19 basis point increase in the weighted-average yield on loans to 5.98% for 2006 quarter from 5.79% for the three months ended June 30, 2005.

                             Cheviot Financial Corp.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Three-Month Periods Ended June 30, 2006 and 2005 (continued)
-------------------------------------------------------------------------------

Net Interest Income (continued)
-------------------

Interest income on mortgage-backed securities decreased $13,000, or 5.9%, to $209,000 for the three months ended June 30, 2006, from $222,000 for the 2005 quarter, due primarily to a $9.4 million decrease in the average balance of securities outstanding, which was partially offset by a 128 basis point increase in the average yield period to period. Interest income on investment securities increased $55,000, or 23.0%, to $294,000 for the three months ended June 30, 2006, compared to $239,000 for the same quarter in 2005, due primarily to a 97 basis point increase in the average yield to 4.34% in the 2006 quarter, which was partially offset by a $1.3 million, or 4.5% decrease in the average balance of investment securities outstanding. Interest income on other interest-earning deposits was $68,000 for the three months ended June 30, 2006 and 2005.

Interest expense increased $639,000, or 54.1%, to $1.8 million for the three months ended June 30, 2006, from $1.2 million for the same period in 2005. Interest expense on deposits increased by $469,000, or 49.4%, to $1.4 million from $949,000 due primarily to a 90 basis point increase in the weighted average costs of deposits to 3.04% during the 2006 period and a $9.2 million, or 5.2%, increase in the weighted-average balance outstanding. Interest expense on borrowings increased by $170,000, or 73.0%, due primarily to a $13.6 million, or 70.1%, increase in the average balance outstanding and a 8 basis point increase in the average cost of borrowings. The increase in the yields on interest-earning assets and costs of interest-bearing liabilities were due primarily to the overall increase in market rates in the June 2006 quarter.

As a result of the foregoing changes in interest income and interest expense, net interest income decreased by $109,000, or 4.7%, to $2.2 million for the three months ended June 30, 2006. The average interest rate spread decreased to 2.37% for the three months ended June 30, 2006 from 2.79% for the three months ended June 30, 2005. The net interest margin decreased to 3.11% for the three months ended June 30, 2006 from 3.44% for the three months ended June 30, 2005.

Provision for Losses on Loans
-----------------------------

As a result of the allowance for loan losses analysis described elsewhere in this document, management concluded that the allowance for loan loss was adequate, and therefore, did not record a provision for losses on loans for the three-months ended June 30, 2006. There can be no assurance that the loan loss allowance will be sufficient to cover losses on non-performing loans in the future. During the three months ended June 30, 2005, management made a provision for losses on loans of $32,000.

Other Income
------------

Other income decreased $10,000, or 8.8%, to $103,000 for the three months ended June 30, 2006, compared to the same quarter in 2005, due primarily to a loss on the sale of real estate acquired through foreclosure totaling $21,000 and a decrease of $6,000 in earnings on bank-owned life insurance, which were partially offset by an increase in the gain on sale of loans of $3,000, and an increase in other operating income of $14,000.

                             Cheviot Financial Corp.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Three-Month Periods Ended June 30, 2006 and 2005 (continued)
-------------------------------------------------------------------------------

General, Administrative and Other Expense
-----------------------------------------

General, administrative and other expense decreased $67,000, or 3.8%, to $1.7 million for the three months ended June 30, 2006, from $1.8 million for the comparable quarter in 2005. This decrease is a result of a $99,000 increase in property, payroll, and other taxes and a $70,000 decrease in legal and professional expenses, partially offset by an increase of $86,000 in employee compensation and benefits. The decrease in property, payroll, and other taxes is due primarily to a decrease in Ohio franchise tax. The decrease in legal and professional expenses was due primarily to legal services provided during the 2005 period for the development of stock benefit plans. The increase in employee compensation and benefits is due primarily to an increase in expense related to stock benefit plans and an increase in the number of employees as a result of the Corporation's growth.

Federal Income Taxes
--------------------

The provision for federal income taxes decreased $2,000, or 1.0%, to $198,000 for the three months ended June 30, 2006, from $200,000 for the same quarter in 2005, due primarily to a $20,000, or 3.2%, decrease in pre-tax earnings. The effective tax rate was 32.8% and 32.1% for the three month periods ended June 30, 2006 and 2005. The difference between the Corporation's effective tax rate in the 2006 and 2005 periods and the 34% statutory corporate rate is due primarily to the tax exempt earnings on bank-owned life insurance.


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

                             Cheviot Financial Corp.

                                     PART II


ITEM 1.  Legal Proceedings
         -----------------

         None.

ITEM 1A. Risk Factors
         ------------

         There have been no changes to the Corporation's risk factors since the filing of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2005.

ITEM 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities
         -------------------------------------------------------------------

         The Corporation announced a repurchase plan on March 29, 2005 which provides for the repurchase of 5% or 495,937 of our common stock. As of June 30, 2006, the Corporation had purchased 431,227 shares pursuant to the program, leaving 64,710 common shares available for repurchase.

                                                                                                      Total # of
                                                                                                   shares purchased
                                                              Total              Average          as part of publicly
                                                           # of shares         price paid           announced plans
                  Period                                    purchased           per share             or programs
                  ------                                    ---------           ---------            ------------

                  April 1-30, 2006                           59,126               $12.07                144,513
                  May 1-31, 2006                             27,551               $12.04                172,064
                  June 1-30, 2006                            42,955               $12.00                215,019


ITEM 3.  Defaults Upon Senior Securities
         -------------------------------

         Not applicable.

ITEM 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         The Corporation held its Annual Meeting of Shareholders on April 25, 2006. Two matters were presented to the shareholders for a vote:
         The shareholders elected two directors by the following votes:

                                                     For                        Against                   Abstain
                  Steven R. Hausfeld                 9,273,318                  126,400                   0
                  Thomas J. Linneman                 9,060,409                  339,309                   0

                  The shareholders ratified the selection of Grant Thornton LLP as the Company's auditors for the 2006 calendar year by the following vote:


                  For:  9,345,270      Against:  37,848       Abstain:  16,600

                             Cheviot Financial Corp.

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





Date:   August 11, 2006               By:  /s/Thomas J. Linneman
       -----------------------             ------------------------------------
                                           Thomas J. Linneman
                                           President and Chief Executive Officer



Date:   August 11, 2006               By:  /s/Scott T. Smith
       ---------------------------         ------------------------------------
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


Date:  August 11, 2006         /s/Thomas J. Linneman
                               --------------------------------------------
                               Thomas J. Linneman
                               President and Chief Executive Officer
                               (principal executive officer)

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


Date:  August 11, 2006           /s/Scott T. Smith
                                 -----------------------------------
                                 Scott T. Smith
                                 Chief Financial Officer
                                 (principal financial officer)

                                                                   Exhibit 32.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Cheviot Financial Corp. (the "Company"), on Form 10-Q for the period ended June 30, 2006, as filed with the Securities and Exchange Commission on the date of this Certification (the "Report"), I, Thomas J. Linneman, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

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


                               /s/Thomas J. Linneman
                               ------------------------------------------------
                               Thomas J. Linneman
                               President and Chief Executive Officer

         Date:  August  11, 2006

                                                                   Exhibit 32.2

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Cheviot Financial Corp. (the "Company"), on Form 10-Q for the period ended June 30, 2006, as filed with the Securities and Exchange Commission on the date of this Certification (the "Report"), I, Scott T. Smith, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

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


                                 /s/Scott T. Smith
                                 ----------------------------------------------
                                 Scott T. Smith
                                 Chief Financial Officer

         Date:  August 11, 2006