Form 10-Q
period 2006-09-30
CHEVIOT FINANCIAL CORP
filed 2006-11-15
CIK 1248124

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                       September 30, 2006

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _______________

Commission File No. 0-50529

                             CHEVIOT FINANCIAL CORP.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Federal                                                          56-2423720
--------------------------------------------------------------------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                            Identification Number)

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

Yes [  ]         No  [X]


As of November 7, 2006, the latest practicable date, 9,416,204 shares of the registrant's common stock, $.01 par value, were issued and outstanding.

                                INDEX

                                                                            Page

PART I  -        FINANCIAL INFORMATION

                 Consolidated Statements of Financial Condition               3

                 Consolidated Statements of Earnings                          4

                 Consolidated Statements of Comprehensive Income              5

                 Consolidated Statements of Cash Flows                        6

                 Notes to Consolidated Financial Statements                   8

                 Management's Discussion and Analysis of
                 Financial Condition and Results of
                 Operations                                                  14

                 Quantitative and Qualitative Disclosures about
                 Market Risk                                                 19

                 Controls and Procedures                                     19

PART II  -       OTHER INFORMATION                                           20

SIGNATURES                                                                   21

                             Cheviot Financial Corp.

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                        (In thousands, except share data)

                                                                                      September 30,        December 31,
         ASSETS                                                                                2006                2005
                                                                                        (Unaudited)

Cash and due from banks                                                                  $    1,270          $    2,425
Federal funds sold                                                                            1,710               1,715
Interest-earning deposits in other financial institutions                                     2,588               4,963
                                                                                         ----------          ----------
         Cash and cash equivalents                                                            5,568               9,103

Investment securities available for sale - at fair value                                     11,101                  -
Investment securities held to maturity - at cost, approximate market value of $26,660 and $26,509 at September 30, 2006
  and December 31, 2005, respectively                                                        27,096              27,084
Mortgage-backed securities available for sale - at fair value                                 1,091               1,269
Mortgage-backed securities held to maturity - at cost, approximate market value of $15,760 and $20,193 at September 30, 2006 and
  December 31, 2005, respectively                                                            15,777              20,285
Loans receivable - net                                                                      238,462             222,053
Loans held for sale - at lower of cost or market                                                207                 658
Real estate acquired through foreclosure - net                                                   -                   89
Office premises and equipment - at depreciated cost                                           4,675               3,628
Federal Home Loan Bank stock - at cost                                                        3,190               3,057
Accrued interest receivable on loans                                                          1,001                 873
Accrued interest receivable on mortgage-backed securities                                        60                  72
Accrued interest receivable on investments and interest-earning deposits                        495                 298
Prepaid expenses and other assets                                                               316                 145
Bank-owned life insurance                                                                     3,221               3,121
Prepaid federal income taxes                                                                     -                   56
                                                                                         ----------          ----------
         Total assets                                                                      $312,260            $291,791

         LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits                                                                                   $208,946            $181,238
Advances from the Federal Home Loan Bank                                                     28,408              33,209
Advances by borrowers for taxes and insurance                                                   760               1,063
Accounts payable and other liabilities                                                        1,046               1,090
Accrued federal income taxes                                                                     47                  -
Deferred federal income taxes                                                                   516                 381
                                                                                         ----------          ----------
         Total liabilities                                                                  239,723             216,981

Shareholders' equity
  Preferred stock - authorized 5,000,000 shares, $.01 par value; none issued
  Common stock - authorized 30,000,000 shares, $.01 par value;
    9,918,751 shares issued at September 30, 2006 and December 31, 2005                          99                  99
  Additional paid-in capital                                                                 43,039              42,824
  Shares acquired by stock benefit plans                                                     (4,686)             (5,092)
  Treasury stock - at cost, 495,937 and 216,208 shares at September 30, 2006
    and December 31, 2005, respectively                                                      (5,893)             (2,537)
  Retained earnings - restricted                                                             39,974              39,524
  Accumulated comprehensive gain (loss), unrealized gains (losses) on securities
    available for sale, net of related tax effects                                                4                  (8)
                                                                                         ----------          ----------
         Total shareholders' equity                                                          72,537              74,810
                                                                                         ----------          ----------
         Total liabilities and shareholders' equity                                        $312,260            $291,791
                                                                                         ==========          ==========

See accompanying notes to consolidated financial statements.

                            Cheviot Financial Corp.

                       CONSOLIDATED STATEMENTS OF EARNINGS

                                   (Unaudited)
                      (In thousands, except per share data)

                                                                          Nine months ended            Three months ended
                                                                            September 30,                 September 30,
                                                                         2006         2005              2006         2005

Interest income
  Loans                                                               $10,360      $ 9,057           $ 3,584      $ 3,139
  Mortgage-backed securities                                              628          672               204          233
  Investment securities                                                   938          710               380          253
  Interest-earning deposits and other                                     225          166               115           57
                                                                      -------      -------           -------       -------
         Total interest income                                         12,151       10,605             4,283        3,682

Interest expense
  Deposits                                                              4,422        2,862             1,782        1,047
  Borrowings                                                            1,138          739               349          304
                                                                      -------      -------           -------       -------
         Total interest expense                                         5,560        3,601             2,131        1,351
                                                                      -------      -------           -------       -------
         Net interest income                                            6,591        7,004             2,152        2,331
Provision for losses on loans                                              -            62                -            30
                                                                      -------      -------           -------       -------
         Net interest income after provision for losses on loans        6,591        6,942             2,152        2,301

Other income (expense)
Gain on sale of loans                                                      23           13                10            9
Gain on sale of office premises and equipment                              44           -                 44           -
Loss on sale of real estate acquired through foreclosure                  (21)          (8)               -            (2)
Earnings on bank-owned life insurance                                     100           74                32           25
Other operating                                                           253          225                90           80
                                                                      -------      -------           -------       -------
         Total other income                                               399          304               176          112

General, administrative and other expense
  Employee compensation and benefits                                    3,105        2,683             1,063          921
  Occupancy and equipment                                                 321          310               114           84
  Property, payroll and other taxes                                       581          709               165          231
  Data processing                                                         209          201                71           85
  Legal and professional                                                  309          383                99           77
  Advertising                                                             131          131                44           44
  Other operating                                                         416          402               134          132
                                                                      -------      -------           -------       -------
         Total general, administrative and other expense                5,072        4,819             1,690        1,574
                                                                      -------      -------           -------       -------
         Earnings before income taxes                                   1,918        2,427               638          839

Federal income taxes
  Current                                                                 485          744               189          274
  Deferred                                                                129           60                12            5
                                                                      -------      -------           -------       -------
         Total federal income taxes                                       614          804               201          279
                                                                      -------      -------           -------       -------
         NET EARNINGS                                                 $ 1,304      $ 1,623           $   437       $  560
                                                                      =======      =======           =======       ======
         EARNINGS PER SHARE
           Basic                                                         $.14         $.17              $.05         $.06
                                                                      =======      =======           =======       ======
           Diluted                                                       $.14         $.17              $.05         $.06
                                                                      =======      =======           =======       ======
           Dividends declared per share                                  $.21         $.18              $.07         $.06
                                                                      =======      =======           =======       ======

See accompanying notes to consolidated financial statements.

                             Cheviot Financial Corp.

           CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

         For the nine and three months ended September 30, 2006 and 2005
                                 (In thousands)

                                                                       For the nine months          For the three months
                                                                       ended September 30,           ended September 30,
                                                                       2006         2005              2006         2005

Net earnings for the period                                          $1,304       $1,623            $ 437           $ 560

Other comprehensive income, net of tax:
  Unrealized holding gains on securities during the
    period, net of taxes of $6 and $5 for the nine
    months ended September 30, 2006 and 2005, respectively,
    and $11 and $3 for the three months ended September 30,
    2006 and 2005, respectively                                          12            8                17              4

Comprehensive income                                                 $1,316       $1,631             $ 454          $ 564
                                                                     ======       ======            ======          =====
Accumulated comprehensive income                                     $    4       $    2             $   4          $   2


                             Cheviot Financial Corp.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     For the nine months ended September 30,
                                   (Unaudited)
                                 (In thousands)

                                                                                               2006                2005
Cash flows from operating activities:
  Net earnings for the period                                                              $  1,304            $  1,623
  Adjustments to reconcile net earnings to net cash
  provided by operating activities:
    Amortization of premiums and discounts on investment
      and mortgage-backed securities, net                                                        (9)                 27
    Depreciation                                                                                191                 163
    Amortization of deferred loan origination fees - net                                        (21)                (35)
    Proceeds from sale of loans in the secondary market                                       2,008               1,595
    Loans originated for sale in the secondary market                                        (1,985)             (1,591)
    Gain on sale of loans                                                                       (23)                (13)
    Loss on sale of real estate acquired through foreclosure                                     21                   8
    Gain on sale of office premises and equipment                                               (44)                 -
    Federal Home Loan Bank stock dividends                                                     (133)               (104)
    Provision for losses on loans                                                                -                   62
    Amortization of expense related to stock benefit plans                                       36                 100
      Increase (decrease) in cash due to changes in:
      Accrued interest receivable on loans                                                     (128)               (109)
      Accrued interest receivable on mortgage-backed securities                                  12                   7
      Accrued interest receivable on investments and interest-earning deposits                 (197)                (42)
      Prepaid expenses and other assets                                                        (171)               (114)
      Accounts payable and other liabilities                                                    362                 183
      Federal income taxes
        Current                                                                                 103                (242)
        Deferred                                                                                129                  60
                                                                                            -------             -------
         Net cash provided by operating activities                                            1,455               1,578

Cash flows used in investing activities:
  Principal repayments on loans                                                              29,463              32,037
  Loan disbursements                                                                        (45,400)            (46,573)
  Purchase of U.S. Government and agency obligations                                         (8,998)             (1,977)
  Proceeds from maturity of U.S. Government and agency obligations                               -                2,000
  Purchase of municipal obligations                                                          (2,080)                 -
  Principal repayments on mortgage-backed securities                                          4,678               6,924
  Proceeds from sale of real estate acquired through foreclosure                                 68                 110
  Proceeds from sale of office premises and equipment                                            85                  -
  Purchase of office premises and equipment                                                  (1,279)               (680)
  Purchase of bank-owned life insurance                                                          -               (3,000)
  Net increase in the cash surrender value of life insurance                                   (100)                (74)
                                                                                            -------             -------
         Net cash used in investing activities                                              (23,563)            (11,233)

Cash flows provided by financing activities:
  Net increase in deposits                                                                   27,708               1,037
  Proceeds from Federal Home Loan Bank advances                                               3,500              16,600
  Repayments of Federal Home Loan Bank advances                                              (8,301)             (2,798)
  Advances by borrowers for taxes and insurance                                                (303)               (288)
  Purchase of shares for stock benefit plans                                                     -               (1,641)
  Treasury stock repurchases                                                                 (3,356)                 -
  Stock option expense, net                                                                     179                  -
  Dividends paid on common stock                                                               (854)               (804)
                                                                                            -------             -------
         Net cash provided by financing activities                                           18,573              12,106
                                                                                            -------             -------
Net (decrease) increase in cash and cash equivalents                                         (3,535)              2,451

Cash and cash equivalents at beginning of period                                              9,103               7,725
                                                                                            -------             -------
Cash and cash equivalents at end of period                                                  $ 5,568             $10,176
                                                                                            =======             =======

                             Cheviot Financial Corp.

                     For the nine months ended September 30,
                                   (Unaudited)
                                 (In thousands)

                                                                                               2006                2005

Supplemental disclosure of cash flow information: Cash paid during the period for:
    Federal income taxes                                                                    $   512              $1,007
                                                                                            =======             =======
    Interest on deposits and borrowings                                                     $ 5,560              $3,601
                                                                                            =======             =======

Supplemental disclosure of noncash investing activities:
  Transfers from loans to real estate acquired through foreclosure                          $    -               $  112
                                                                                            =======             =======

Recognition of mortgage servicing rights in accordance with SFAS No. 140                    $    16              $    9
                                                                                            =======             =======

See accompanying notes to consolidated financial statements.

                             Cheviot Financial Corp.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         For the three and nine months ended September 30, 2006 and 2005

1. Basis of Presentation
------------------------

In  January  2004,   Cheviot  Financial  Corp.   ("Cheviot   Financial"  or  the
"Corporation") completed a Plan of Reorganization (the "Plan" or the "Reorganization") pursuant to which Cheviot Savings Bank (the "Savings Bank") reorganized into a two-tier mutual holding company structure with the establishment of Cheviot Financial, as parent of the Savings Bank, with the Savings Bank converting to stock form and issuing all of its outstanding stock to Cheviot Financial. Pursuant to the Plan, Cheviot Financial Corp. sold 4,388,438 common shares in a minority stock offering, representing approximately 44% of its outstanding common stock at $10.00 per share to the Savings Bank's depositors and a newly formed Employee Stock Ownership Plan ("ESOP"). The net proceeds of the offering totaled approximately $39.3 million. In addition, 75,000 shares, or approximately one percent of its outstanding shares, were issued to a charitable foundation established by Cheviot Savings Bank. The remaining 5,455,313 shares of common stock of Cheviot Financial were issued to Cheviot Mutual Holding Company, the federally chartered mutual holding company parent of Cheviot Financial Corp.

The accompanying unaudited financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. Accordingly, these consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Cheviot Financial included in the Annual Report on Form 10-K for the year ended December 31, 2005. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three and nine month periods ended September 30, 2006, are not necessarily indicative of the results which may be expected for the entire year.

2. Principles of Consolidation
------------------------------

The accompanying consolidated financial statements as of and for the three and nine months ended September 30, 2006, include the accounts of the Corporation and its wholly-owned subsidiary, the Savings Bank. All significant intercompany items have been eliminated.

3. Liquidity and Capital Resources
----------------------------------

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, scheduled amortization and prepayments of loan principal and mortgage-backed securities, maturities and calls of securities and funds provided by our operations. In addition, we may borrow from the Federal Home Loan Bank of Cincinnati. At September 30, 2006 and December 31, 2005, we had $28.4 million and $33.2 million, respectively, in outstanding borrowings from the Federal Home Loan Bank of Cincinnati and had the capacity to increase such borrowings at those dates by approximately $108.8 million.

Loan repayments and maturing securities are a relatively predictable source of funds. However, deposit flows, calls of securities and prepayments of loans and mortgage-backed securities are strongly influenced by interest rates, general and local economic conditions and competition in the marketplace. These factors reduce the predictability of these sources of funds.

                             Cheviot Financial Corp.

         For the three and nine months ended September 30, 2006 and 2005


3. Liquidity and Capital Resources (continued)
---------------------------------------------

Our primary investing activities are the origination of one- to four-family real estate loans, commercial real estate, construction and consumer loans, and, to a lesser extent, the purchase of securities. For the nine months ended September 30, 2006, loan originations totaled $47.4 million, compared to $48.2 million for the nine months ended September 30, 2005.

Total deposits increased $27.7 million and $1.0 million during the nine months ended September 30, 2006 and 2005. Deposit flows are affected by the level of interest rates, the interest rates and products offered by competitors and other factors.

The  following  table  sets  forth   information   regarding  the  Corporation's
obligations and commitments to make future payments under contract as of September 30, 2006.

                                                                        Payments due by period
                                                              Less     More than     More than       More
                                                              than        1-3           4-5          than
                                                             1 year      years         years        5 years       Total
                                                                                 (In thousands)

    Contractual obligations:
      Advances from the Federal Home Loan Bank           $      -       $     -       $    -       $28,408     $ 28,408
      Certificates of deposit                              119,392        25,270          399           -       145,061
      Construction of branch (1)                               557            -            -            -           557

    Amount of loan commitments and expiration per period:
      Commitments to originate one- to four-family
        loans                                                4,746            -            -            -         4,746
      Home equity lines of credit                           10,850            -            -            -        10,850
      Undisbursed loans in process                           7,263            -            -            -         7,263
      Lease obligations                                          3            -            -            -             3
                                                          --------      --------      --------    --------     ---------
         Total contractual obligations                    $142,811       $25,270      $   399      $28,408     $196,888

---------------------------
(1) The total commitment related to the branch was $889,000 of which $332,000 has been disbursed. In addition, at September 30, 2006, we were in negotiations for the construction of an additional branch.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of maturing time deposits will be retained.

                             Cheviot Financial Corp.

         For the three and nine months ended September 30, 2006 and 2005


3. Liquidity and Capital Resources (continued)
----------------------------------------------

At September 30, 2006 and 2005, we exceeded all of the applicable regulatory capital requirements. Our core (Tier 1) capital was $50.5 million and $60.2 million, or 16.2% and 20.7% of total assets at September 30, 2006 and 2005, respectively. In order to be classified as "well-capitalized" under federal banking regulations, we were required to have core capital of at least $18.7 million, or 6% of assets as of September 30, 2006. To be classified as a well-capitalized bank, we must also have a ratio of total risk-based capital to risk-weighted assets of at least 10.0%. At September 30, 2006 and 2005, we had a total risk-based capital ratio of 33.3% and 43.6%, respectively.

4. Earnings Per Share
---------------------

Basic earnings per share is computed based upon the weighted-average common shares outstanding during the period, less shares in the ESOP that are unallocated and not committed to be released plus shares in the ESOP that have been allocated. Weighted-average common shares deemed outstanding gives effect to 285,661 and 321,368 unallocated shares held by the ESOP for the three and nine months ended September 30, 2006 and 2005, respectively.

                                                          For the nine months ended            For the three months ended
                                                                September 30,                          September 30,
                                                            2006            2005                    2006           2005

         Weighted-average common shares
           outstanding (basic)                         9,262,744       9,596,867               9,164,950      9,597,383

         Dilutive effect of assumed exercise
           of stock options                               23,578          16,152                  26,584         12,001

         Weighted-average common shares
           outstanding (diluted)                       9,286,322       9,613,019               9,191,534      9,609,384

A total of 6,060 shares with a weighted-average exercise price of $12.12 are not included in the earnings per share calculation for both the three and nine months ended September 30, 2006, as these shares are anti-dilutive.

5. Stock Option Plan
--------------------

On April 26, 2005, the Corporation approved a Stock Incentive Plan that provides for grants of up to 486,018 stock options. On May 5, 2005, approximately 384,000 option shares were granted subject to five year vesting. On May 23, 2006, approximately 6,100 option shares were granted subject to five year vesting.

Prior to January 1, 2006, the Corporation utilized APB Opinion No. 25 and related Interpretations in accounting for its stock option plan. Accordingly, no compensation cost had been recognized for the plan. For the nine and three months ended September 30, 2005, net earnings would have been reduced by $71,000, resulting in pro-forma net earnings of $1.6 million, or $.16 per share for the nine months period and $489,000, or $.05 per share for the three month period.

In 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 123(R), "Share-Based Payment," which revises SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123(R) requires that cost related to the fair value of all equity-based awards to employees, including grants of employee stock options, be recognized in the financial statements.
                                       10

                             Cheviot Financial Corp.

         For the three and nine months ended September 30, 2006 and 2005


5. Stock Option Plan (continued)
--------------------------------

The Corporation adopted the provisions of SFAS No. 123(R) effective January 1, 2006, using the modified prospective transition method, and therefore has not restated its financial statements for prior periods. Under this method, the Corporation has applied the provisions of SFAS No. 123(R) to new equity-based awards and to equity-based awards modified, repurchased, or cancelled after January 1, 2006. In addition, the Corporation will recognize compensation cost for the portion of equity-based awards for which the requisite service period has not been rendered ("unvested equity-based awards") that are outstanding as of January 1, 2006. The compensation cost recorded for unvested equity-based awards is based on their grant-date fair value. For the nine months ended September 30, 2006, the Corporation recorded $129,000 in after-tax compensation cost for equity-based awards that vested during the nine months ended September 30, 2006. The Corporation has $940,000 unrecognized pre-tax compensation cost related to non-vested equity-based awards granted under its stock incentive plan as of September 30, 2006, which is expected to be recognized over a weighted-average vesting period of approximately 3.7 years.

A summary of the status of the Corporation's stock option plan as of September 30, 2006, and changes during the period then ended is presented below:

                                                                    Nine months ended                   Year ended
                                                                   September 30, 2006                December 31, 2005
                                                                                Weighted-                       Weighted-
                                                                                 average                         average
                                                                                exercise                        exercise
                                                                  Shares          price           Shares          price

    Outstanding at beginning of period                            383,700       $11.15                  -       $    -
    Granted                                                         6,060        12.12            383,700        11.15
    Exercised                                                          -             -                  -            -
    Forfeited                                                          -             -                  -            -
                                                                  -------       ------            -------       ------
    Outstanding at end of period                                  389,760       $11.17            383,700       $11.15
                                                                  =======       ======            =======       ======
    Options exercisable at period-end                              76,740       $11.15                  -       $    -
                                                                  =======       ======            =======       ======
    Options expected to be exercisable at year-end                 76,740                               -
                                                                  =======                         =======
    Fair value of options granted                                               $ 2.97                          $ 3.36
                                                                                ======                          ======



    The following information applies to options outstanding at September 30, 2006:

    Number outstanding                                                                                            389,760
    Exercise price$11.15 - $12.12
    Weighted-average exercise price                                                                                $11.17
    Weighted-average remaining contractual life                                                                 8.7 years
    Aggregate intrinsic value of vested options                                                                  $103,599

The expected term of options is based on evaluations of historical and expected future employee exercise behavior. The risk free interest rate is based upon the U.S. Treasury rates at the date of grant with maturity dates approximately equal to the expected life at grant date. Volatility is based upon the historical volatility of the Corporation's stock.

                             Cheviot Financial Corp.

         For the three and nine months ended September 30, 2006 and 2005


5. Stock Option Plan (continued)
-------------------------------

The fair value of each option was estimated on the date of grant using the modified Black-Scholes options pricing model with the following weighted-average assumptions used for grants in 2005 and 2006: dividend yield of 2.15% and 2.31%, expected volatility of 22.5% and 14.4%, risk-free interest rate of 4.19% and 5.07% and an expected life of 10 years for each grant.

The effects of expensing stock options is reported in "cash provided by financing activities" in the Consolidated Statements of Cash Flows.

6. Effects of Recent Accounting Pronouncements
----------------------------------------------

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

Additionally, SFAS No. 156 permits, but does not require, an entity to choose either the amortization method or the fair value measurement method for measuring each class of separately recognized servicing assets and servicing liabilities. SFAS No. 156 also permits a servicer that uses derivative financial instruments to offset risks on servicing to use fair value measurement when reporting both the derivative financial instrument and related servicing asset or liability.
                                       12

                             Cheviot Financial Corp.

         For the three and nine months ended September 30, 2006 and 2005


6. Effects of Recent Accounting Pronouncements (continued)
---------------------------------------------------------

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

In September 2006, the SEC staff issued Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." SAB 108 was issued to provide consistency between how registrants quantify financial statement misstatements.

Historically, there have been two widely-used methods for quantifying the effects of financial statement misstatements. These methods are referred to as the "roll-over" and "iron curtain" method. The roll-over method quantifies the amount by which the current year income statement is misstated. Exclusive reliance on an income statement approach can result in the accumulation of errors on the balance sheet that may not have been material to any individual income statement, but which may misstate one or more balance sheet accounts. The iron curtain method quantifies the error as the cumulative amount by which the current year balance sheet is misstated. Exclusive reliance on a balance sheet approach can result in disregarding the effects of errors in the current year income statement that results from the correction of an error existing in previously issued financial statements. We currently use the roll-over method for quantifying identified financial statement misstatements.

SAB 108 established an approach that requires quantification of financial statement misstatements based on the effects of the misstatement on each of the company's financial statements and the related financial statement disclosures. This approach is commonly referred to as the "dual approach" because it requires quantification of errors under both the roll-over and iron curtain methods.

SAB 108 allows registrants to initially apply the dual approach either by (1) retroactively adjusting prior financial statements as if the dual approach had always been used, or by (2) recording the cumulative effect of initially applying the dual approach as adjustments to the carrying values of assets and liabilities as of April 1, 2006, with an offsetting adjustment recorded to the opening balance of retained earnings. Use of this "cumulative effect" transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose.

Management is currently evaluating the requirements of SAB 108 but does not expect it to have a material adverse effect on the Company's financial position or results of operations.

In July 2006, the FASB issued FASB Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes." The interpretation clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." Specifically, FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax provision taken or expected to be taken on a tax return. FIN 48 also provides guidance on the related derecognition, classification, interest and penalties, accounting for interim periods, disclosure, and transition of uncertain tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006, or April 1, 2007 as to the Company. The Company is currently evaluating the requirements of FIN 48 but does not expect it to have a material adverse effect on the Company's financial position or results of operations.
                                       13

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


Discussion of Financial Condition Changes at December 31, 2005 and at September 30, 2006
--------------------------------------------------------------------------------

Total assets increased $20.5 million, or 7.0%, to $312.3 million at September 30, 2006, from $291.8 million at December 31, 2005. The increase in total assets reflects an increase in loans receivable, investment securities, as well as the book value of office premises and equipment, which were partially offset by a decrease in cash and cash equivalents and mortgage-backed securities.

Cash, federal funds sold and interest-earning deposits decreased $3.5 million, or 38.8%, to $5.6 million at September 30, 2006, from $9.1 million at December 31, 2005. The decrease in cash and cash equivalents at September 30, 2006, was due to a $1.2 million decrease in cash and cash due from banks and a decrease in interest earning deposits of $2.4 million. Investment securities increased $11.1 million to $38.2 million at September 30, 2006 due primarily to the purchase of U.S. Government and agency obligations and municipal obligations of $9.0 million and $2.1 million, respectively. At September 30, 2006, $27.1 million of investment securities were classified as held to maturity, while $11.1 million were classified as available for sale.

Mortgage-backed securities decreased $4.7 million, or 21.7%, to $16.9 million at September 30, 2006, from $21.6 million at December 31, 2005. The decrease in mortgage-backed securities was due primarily to principal prepayments and repayments totaling $4.7 million. At September 30, 2006, $15.8 million of mortgage-backed securities were classified as held to maturity, while $1.1 million were classified as available for sale. Management has focused on investing in shorter term instruments in an effort to enhance the Corporation's liquidity in the current inverted yield curve interest rate environment.

Loans receivable, including loans held for sale, increased $16.0 million, or 7.2%, to $238.7 million at September 30, 2006, from $222.7 million at December 31, 2005. The increase reflects loan originations totaling $47.4 million, partially offset by loan principal repayments of $29.5 million and sales of $2.0 million.

The allowance for loan losses totaled $808,000 at both September 30, 2006 and December 31, 2005, respectively. In determining the adequacy of the allowance for loan losses at any point in time, management and the board of directors apply a systematic process focusing on the risk of loss in the portfolio. First, the loan portfolio is segregated by loan types to be evaluated collectively and loan types to be evaluated individually. Delinquent multi-family and commercial loans are evaluated individually for potential impairments in their carrying value. Second, the allowance for loan losses entails utilizing our historic loss experience by applying such loss percentage to the loan types to be collectively evaluated in the portfolio. This segment of the loss analysis resulted in no addition to the provision for loss for the quarter ended September 30, 2006. The analysis of the allowance for loan losses requires an element of judgment and is subject to the possibility that the allowance may need to be increased, with a corresponding reduction in earnings. To the best of management's knowledge, all known and inherent losses that are probable and that can be reasonably estimated have been recorded at September 30, 2006.

                             Cheviot Financial Corp.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Discussion of Financial Condition Changes from December 31, 2005 to September 30, 2006 (continued)
-------------------------------------------------------------------------------

Non-performing and impaired loans totaled $12,000 and $149,000 at September 30, 2006 and December 31, 2005, respectively. At September 30, 2006, non-performing and impaired loans were comprised solely of one loan secured by one- to four-family residential real estate. The allowance for loan losses represented 6733.3% and 542.3% of non-performing and impaired loans at September 30, 2006 and December 31, 2005, respectively. Although management believes that the Corporation's allowance for loan losses conforms with generally accepted accounting principles based upon the available facts and circumstances, there can be no assurance that additions to the allowance will not be necessary in future periods, which would adversely affect our results of operations.

Deposits increased $27.7 million, or 15.3%, to $208.9 million at September 30, 2006, from $181.2 million at December 31, 2005. Advances from the Federal Home Loan Bank of Cincinnati decreased by $4.8 million, or 14.5%, to $28.4 million at September 30, 2006, from $33.2 million at December 31, 2005. Deposit growth allowed for the repayment of advances from the Federal Home Loan Bank.

Shareholders' equity decreased $2.3 million, or 3.0%, to $72.5 million at September 30, 2006, from $74.8 million at December 31, 2005. The decrease primarily resulted from the repurchase of treasury shares of $3.4 million and dividends paid of $854,000, which were partially offset by net earnings of $1.3 million, vesting of $406,000 of stock benefit plan shares and amortization of shares for stock benefit plans of $36,000.

Comparison of Operating Results for the Nine-Month Periods Ended September 30, 2006 and 2005
--------------------------------------------------------------------------------

General
-------

Net earnings for the nine months ended September 30, 2006 totaled $1.3 million, a $319,000 decrease from the $1.6 million net earnings reported in the September 2005 period. The decrease in net earnings reflects a $253,000 increase in general and administrative expense in 2006 and a decrease in net interest income after provision for loan losses of $351,000, which was partially offset by an increase in other income of $95,000 and a decrease of $190,000 in federal income taxes for the 2006 period.

Net Interest Income
-------------------

Total interest income increased $1.5 million, or 14.6%, to $12.2 million for the nine-months ended September 30, 2006, from the comparable period in 2005. Interest income on loans increased $1.3 million, or 14.4%, to $10.4 million during the 2006 period from $9.1 million for the 2005 period. This increase was due primarily to a $22.3 million, or 10.7%, increase in the average balance of loans outstanding, and a 19 basis point increase in the weighted-average yield on loans to 5.98% for 2006 period from 5.79% for the nine months ended September 30, 2005.

                             Cheviot Financial Corp.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Nine-Month Periods Ended September 30, 2006 and 2005 (continued)
--------------------------------------------------------------------------------

Net Interest Income (continued)
-------------------------------

Interest income on mortgage-backed securities decreased $44,000, or 6.5%, to $628,000 for the nine months ended September 30, 2006, from $672,000 for the 2005 period, due primarily to a $8.1 million decrease in the average balance of securities outstanding, which was partially offset by a 110 basis point increase in the average yield period to period. Interest income on investment securities increased $228,000, or 32.1%, to $938,000 for the nine months ended September 30, 2006, compared to $710,000 for the same period in 2005, due primarily to a 99 basis point increase in the average yield to 4.26% in the 2006 period, and a $397,000, or 1.4% increase in the average balance of investment securities outstanding. Interest income on other interest-earning deposits increased
$59,000, or 35.5% to $225,000 for the nine months ended September 30, 2006, compared to $166,000 for the same period in 2005, due primarily to a 208 basis point increase in the average yield to 5.10% in the 2006 period, which was partially offset by a $1.4 million, or 19.6% decrease in the average balance of interest-earning deposits.

Interest expense increased $2.0 million, or 54.4%, to $5.6 million for the nine months ended September 30, 2006, from $3.6 million for the same period in 2005. Interest expense on deposits increased by $1.6 million, or 54.5%, to $4.4 million from $2.9 million due primarily to a 96 basis point increase in the weighted average costs of deposits to 3.11% during the 2006 period and a $12.0 million increase in the weighted-average balance outstanding. Interest expense on borrowings increased by $399,000, or 54.0%, due primarily to a $9.7 million, or 44.0%, increase in the average balance outstanding and a 31 basis point increase in the average cost of borrowings. The increase in the yields on interest-earning assets and costs of interest-bearing liabilities were due primarily to the overall increase in interest rates during the September 2006 period.

As a result of the foregoing changes in interest income and interest expense, net interest income decreased by $413,000, or 5.9%, to $6.6 million for the nine months ended September 30, 2006. The average interest rate spread decreased to 2.33% for the nine months ended September 30, 2006 from 2.79% for the nine months ended September 30, 2005. The net interest margin decreased to 3.08% for the nine months ended September 30, 2006 from 3.43% for the nine months ended September 30, 2005.

Provision for Losses on Loans
-----------------------------

As a result of the allowance for loan losses analysis described elsewhere herein, management concluded that the allowance for loan loss was adequate, and therefore, did not record a provision for losses on loans for the nine-months ended September 30, 2006. During the nine months ended September 30, 2005, management made a provision for losses on loans of $62,000. As stated previously, there can be no assurance that the loan loss allowance will be sufficient to cover losses on non-performing loans in the future.

Other Income
------------

Other income increased $95,000, or 31.3%, to $399,000 for the nine months ended September 30, 2006, compared to the same period in 2005, due primarily to an increase of $26,000 in earnings on bank-owned life insurance, an increase in the gain on sale of loans of $10,000, and an increase in the gain on sale of office premises and equipment of $44,000 and an increase in other operating income of $28,000, which was partially offset by an increase in the loss on the sale of real estate acquired through foreclosure of $13,000.

                             Cheviot Financial Corp.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Nine-Month Periods Ended September 30, 2006 and 2005 (continued)
-------------------------------------------------------------------------------

General, Administrative and Other Expense
-----------------------------------------

General, administrative and other expense increased $253,000, or 5.3%, to $5.1 million for the nine months ended September 30, 2006, from $4.8 million for the comparable period in 2005. This increase is a result of an increase of $422,000 in employee compensation, which was partially offset by a decrease of $128,000 in property, payroll, and other taxes and a decrease in legal and professional expenses of $74,000. The increase in employee compensation and benefits is due primarily to an increase in expense related to stock benefit plans and an increase in the number of employees as a result of the Corporation's growth. The decrease in property, payroll, and other taxes is due primarily to a decrease in Ohio franchise tax. The decrease in legal and professional expenses was due primarily to a decline in the amount of professional services provided during the 2006 period.

Federal Income Taxes
--------------------

The provision for federal income taxes decreased $190,000, or 23.6%, to $614,000 for the nine months ended September 30, 2006, from $804,000 for the same period in 2005, due primarily to a $509,000, or 21.0%, decrease in pre-tax earnings. The effective tax rate was 32.0% and 33.1% for the nine month periods ended September 30, 2006 and 2005. The difference between the Corporation's effective tax rate in the 2006 and 2005 periods and the 34% statutory corporate rate reflects primarily the tax exempt earnings on bank-owned life insurance.

Comparison of Operating Results for the Three-Month Periods Ended September 30, 2006 and 2005
-------------------------------------------------------------------------------

General
-------

Net earnings for the three months ended September 30, 2006 totaled $437,000, an $123,000 decrease from the $560,000 net earnings reported in the September 2005 period. The decrease in net earnings reflects a decrease in net interest income after the provision for losses on loans of $149,000, and an increase of $116,000, in general, administrative and other expenses, which was partially offset by an increase in other income of $64,000 and a decrease of $78,000 in federal income taxes for the 2006 quarter.

Net Interest Income
-------------------

Total interest income increased $601,000, or 16.3%, to $4.3 million for the three-months ended September 30, 2006, from the comparable quarter in 2005. Interest income on loans increased $445,000, or 14.2%, to $3.6 million during the 2006 period from $3.1 million for the 2005 period. This increase was due primarily to a $20.2 million, or 9.3%, increase in the average balance of loans outstanding, and a 26 basis point increase in the weighted-average yield on loans to 6.07% for 2006 quarter from 5.81% for the three months ended September 30, 2005.

                             Cheviot Financial Corp.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Three-Month Periods Ended September 30, 2006 and 2005 (continued)
--------------------------------------------------------------------------------

Net Interest Income (continued)
------------------------------

Interest income on mortgage-backed securities decreased $29,000, or 12.4%, to $204,000 for the three months ended September 30, 2006, from $233,000 for the 2005 quarter, due primarily to a $22.9 million decrease in the average balance of securities outstanding, which was partially offset by a 92 basis point increase in the average yield period to period. Interest income on investment securities increased $127,000, or 50.2%, to $380,000 for the three months ended September 30, 2006, compared to $253,000 for the same quarter in 2005, due primarily to a 113 basis point increase in the average yield to 4.49% in the 2006 quarter, and an increase of $3.8 million, or 12.5% in the average balance of investment securities outstanding. Interest income on other interest-earning deposits increased $58,000, or 101.8% to $115,000 for the three months ended September 30, 2006.

Interest expense increased $780,000, or 57.7%, to $2.1 million for the three months ended September 30, 2006, from $1.4 million for the same period in 2005. Interest expense on deposits increased by $735,000, or 70.2%, to $1.8 million from $1.1 million due primarily to a 115 basis point increase in the weighted average costs of deposits to 3.50% during the 2006 period and a $25.8 million, or 14.5%, increase in the weighted-average balance outstanding. Interest expense on borrowings increased by $45,000, or 14.8%, due primarily to a $1.7 million, or 6.3%, increase in the average balance outstanding and a 34 basis point increase in the average cost of borrowings. The increase in the yields on interest-earning assets and costs of interest-bearing liabilities were due primarily to the overall increase in interest rates during the September 2006 quarter.

As a result of the foregoing changes in interest income and interest expense, net interest income decreased by $179,000, or 7.7%, to $2.2 million for the three months ended September 30, 2006. The average interest rate spread decreased to 2.13% for the three months ended September 30, 2006 from 2.67% for the three months ended September 30, 2005. The net interest margin decreased to 2.91% for the three months ended September 30, 2006 from 3.36% for the three months ended September 30, 2005.

Provision for Losses on Loans
-----------------------------

As a result of the allowance for loan losses analysis described elsewhere in this document, management concluded that the allowance for loan loss was adequate, and therefore, did not record a provision for losses on loans for the three-months ended September 30, 2006. There can be no assurance that the loan loss allowance will be sufficient to cover losses on non-performing loans in the future. During the three months ended September 30, 2005, management made a provision for losses on loans of $30,000.

Other Income
------------

Other income increased $64,000, or 57.1%, to $176,000 for the three months ended September 30, 2006, compared to the same quarter in 2005, due primarily to a gain on the sale of office premises and equipment totaling $44,000, an increase of $7,000 in earnings on bank-owned life insurance and an increase in other operating income of $10,000.

                             Cheviot Financial Corp.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Three-Month Periods Ended September 30, 2006 and 2005 (continued)
--------------------------------------------------------------------------------

General, Administrative and Other Expense
-----------------------------------------

General, administrative and other expense increased $116,000, or 7.4%, to $1.7 million for the three months ended September 30, 2006, from $1.6 million for the comparable quarter in 2005. This increase is a result of an increase of $142,000 in employee compensation and benefits, a $30,000 increase in occupancy and equipment and a $22,000 increase in legal and professional services, which were partially offset by a $66,000 decrease in property, payroll, and other taxes and a $14,000 decrease in data processing. The decrease in data processing cost was due primarily to the implementation of online banking during 2005. The decrease in property, payroll, and other taxes is due primarily to a decrease in Ohio franchise tax. The increase in employee compensation and benefits is due primarily to an increase in expense related to stock benefit plans and an increase in the number of employees as a result of the Corporation's growth. The increase in occupancy and equipment is due primarily to expense incurred for the operation of the new branch in Delhi, Ohio. The increase in legal and professional services was due primarily to expenses incurred in the preliminary proceedings in litigation wherein the Corporation is defending its security interest in collateral.

Federal Income Taxes
--------------------

The provision for federal income taxes decreased $78,000, or 28.0%, to $201,000 for the three months ended September 30, 2006, from $279,000 for the same quarter in 2005, due primarily to a $201,000, or 24.0%, decrease in pre-tax earnings. The effective tax rate was 31.5% and 33.3% for the three month periods ended September 30, 2006 and 2005. The difference between the Corporation's effective tax rate in the 2006 and 2005 periods and the 34% statutory corporate rate is due primarily to the tax exempt earnings on bank-owned life insurance.

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

ITEM 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities
          ---------------------------------------------------------------------

          The Corporation announced a repurchase plan on September 13, 2006 which provides for the repurchase of 5% or 471,140 shares of our common stock. As of September 30, 2006, the Corporation has not purchased any shares pursuant to the program.

          The Corporation announced a repurchase plan on March 29, 2005 which provided for the repurchase of 5% or 495,937 shares of our common stock. As of September 30, 2006, the Corporation had purchased all shares pursuant to the program.

                                                                                                      Total # of
                                                                                                   shares purchased
                                                              Total              Average          as part of publicly
                                                           # of shares         price paid           announced plans
                  Period                                    purchased           per share             or programs
                  ------                                    ---------          ----------           -------------

                  July 1-31, 2006                            20,295               $11.89                449,864
                  August 1-31, 2006                          46,073               $12.02                495,937
                  September 1 - 30, 2006                         -                $    -                495,937

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



Date:   November 14, 2006             By:  /s/ Thomas J. Linneman
                                           ------------------------------------
                                           Thomas J. Linneman
                                           President and Chief Executive Officer



Date:   November 14, 2006             By:  /s/ Scott T. Smith
                                           ------------------------------------
                                           Scott T. Smith
                                           Chief Financial Officer

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

Date:  November 14, 2006                   /s/Thomas J. Linneman
                                           ------------------------------------
                                           Thomas J. Linneman
                                           President and Chief Executive Officer
                                           (principal executive officer)

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


Date:  November 14, 2006                           /s/Scott T. Smith
                                                   ----------------------------
                                                   Scott T. Smith
                                                   Chief Financial Officer
                                                  (principal financial officer)

                                                                    Exhibit 32.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Cheviot Financial Corp. (the "Company"), on Form 10-Q for the period ended September 30, 2006, as filed with the Securities and Exchange Commission on the date of this Certification (the "Report"), I, Thomas J. Linneman, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

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

         Date:  November 14, 2006

                                                                    Exhibit 32.2

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Cheviot Financial Corp. (the "Company"), on Form 10-Q for the period ended September 30, 2006, as filed with the Securities and Exchange Commission on the date of this Certification (the "Report"), I, Scott T. Smith, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

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



                                                     /s/Scott T. Smith
                                                     --------------------------
                                                     Scott T. Smith
                                                     Chief Financial Officer

         Date:  November 14, 2006