Form 10-K
period 2006-12-31
CHEVIOT FINANCIAL CORP
filed 2007-03-30
CIK 1248124

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2006
OR
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

 For the transition period from _______________ to ______________________

Commission File No. 000-33405

Cheviot Financial Corp.
(Exact name of registrant as specified in its charter)

Federal	56-2423720
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

3723 Glenmore Avenue, Cheviot, Ohio	45211
(Address of Principal Executive Offices)	Zip Code

(513) 661-0457
(Registrant’s telephone number)

Securities Registered Pursuant to Section 12(b) of the Act:                  Common Stock, par value $.01 per share
                 (Title of Class)

Securities Registered Pursuant to Section 12(g) of the Act:                 None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐  NO ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐ NO ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

As of June 30, 2006, there were issued and outstanding 9,487,524 shares of the Registrant’s Common Stock.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price on June 30, 2006, as reported by the Nasdaq Global Market, was approximately $40.7 million.

DOCUMENTS INCORPORATED BY REFERENCE

(1)	Proxy Statement for the 2007 Annual Meeting of Stockholders of the Registrant (Part III).

PART I

ITEM 1.      BUSINESS

Forward Looking Statements

This Annual Report contains certain “forward-looking statements” which may be identified by the use of words such as “believe,” “expect,” “anticipate,” “should,” “planned,” “estimated” and “potential.” Examples of forward-looking statements include, but are not limited to, estimates with respect to our financial condition, results of operations and business that are subject to various factors which could cause actual results to differ materially from these estimates and most other statements that are not historical in nature. These factors include, but are not limited to, general and local economic conditions, changes in interest rates, deposit flows, demand for mortgage, commercial and other loans, real estate values, competition, changes in accounting principles, policies, or guidelines, changes in legislation or regulation, and other economic, competitive, governmental, regulatory, and technological factors affecting our operations, pricing products and services.

General

Cheviot Financial Corp.

Following completion of our mutual holding company reorganization and stock offering on January 5, 2004, Cheviot Financial Corp. became the mid-tier stock holding company for Cheviot Savings Bank. The business of Cheviot Financial Corp. consists of holding all of the outstanding common stock of Cheviot Savings Bank. Cheviot Financial Corp. is chartered under Federal law. As part of our reorganization, we issued a total of 9,918,751 shares of common stock. Our mutual holding company parent, Cheviot Mutual Holding Company, received 5,455,313 of our common shares, and we sold 4,388,438 shares to our depositors and a newly formed Employee Stock Ownership Plan. In addition, 75,000 shares were issued to a charitable foundation formed by Cheviot Savings Bank. Under federal regulations, so long as Cheviot Mutual Holding Company exists, it will own at least 50.1% of the voting stock of Cheviot Financial Corp. At December 31, 2006, Cheviot Financial Corp. had total consolidated assets of $309.8 million, total deposits of $205.5 million, and stockholders’ equity of $72.2 million. Our executive offices are located at 3723 Glenmore Avenue, Cheviot, Ohio 45211, and our telephone number is (513) 661-0457.

In 2003, Cheviot Savings Bank’s board of directors decided to change the Bank’s fiscal year end from March 31 to December 31. In this regard, the Company’s fiscal year ends on December 31.

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

Market Area

We conduct our operations from our executive office in Cheviot, Ohio, six full-service branches, all of which are located in the western section of Hamilton County, Ohio, and a lending center in Warren County, Ohio. Cheviot, Ohio is located in Hamilton County and is 10 miles west of downtown Cincinnati. Hamilton County, Ohio represents our primary geographic market area for loans and deposits with our remaining business operations conducted in the larger Cincinnati metropolitan area which includes Warren, Butler and Clermont Counties. We also conduct a moderate level of business in the southeastern Indiana region, primarily in Dearborn, Ripley, Franklin and Ohio Counties. We will also originate loans secured by properties in Northern Kentucky. The local economy is diversified into most economic sectors, with services, trade and manufacturing employment remaining the most prominent employment sectors in Hamilton County. Hamilton County is a primarily developed and urban county. The employment base is well diversified and there is no dependence on one area of the economy for continued employment. Our future growth opportunities will be influenced by the growth and stability of the regional, state and national economies, other demographic trends and the competitive environment.

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

We believe that we have developed products and services that will meet the financial needs of our current and future customer base; however, we plan, and believe it is necessary, to expand the range of products and services that we offer to be more competitive in-our market area. Marketing strategies focus on the strength of our knowledge of local consumer and small business markets, as well as expanding relationships with current customers and reaching out to develop new, profitable business relationships.

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

Lending Activities.

General. Historically, our principal lending activity has been the origination, for retention in our portfolio, of fixed-rate and adjustable-rate mortgage loans collateralized by one- to four-family residential real estate located within our primary market area. We will sell a portion of our fixed-rate loans into the secondary market. We also originate commercial real estate loans, including multi-family residential real estate loans, construction loans, business lines of credit and consumer loans.

Loan Portfolio Composition. Set forth below is selected information concerning the composition of our loan portfolio in dollar amounts and in percentages as of the dates indicated.

	At December 31,								At March 31,
	2006		2005		2004		2003		2003

	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Real estate loans:	(Dollars in thousands)
One-to four-family residential(1)	$209,996	84.06%	$195,059	84.97%	$182,016	86.86%	$166,998	86.11%	$163,232	85.91%
Multi-family residential	11,250	4.50	11,144	4.86	9,944	4.75	7,714	3.98	7,787	4.10
Construction	19,022	7.61	12,360	5.38	10,718	5.11	13,770	7.10	12,368	6.51
Commercial(2)	9,466	3.80	10,883	4.74	6,750	3.22	5,278	2.72	6,305	3.32
Consumer(3)	82	0.03	110	0.05	133	0.06	169	0.09	303	0.16

Total loans	249,816	100.00%	229,556	100.00%	209,561	100.00%	193,929	100.00%	189,995	100.00%

Less:
Undisbursed portion of loans in process	7,646		5,849		4,754		6,038		6,584
Deferred loan origination fees	159		188		233		270		232
Allowance for loan losses	833		808		732		768		735

Total loans, net	$241,178		$222,711		$203,842		$186,853		$182,444
__________________________
(1) Includes home equity lines of credit, loans purchased and loans held for sale.
(2) Includes land loans.
(3) Loans secured by deposit accounts.

Loan Maturity Schedule. The following table sets forth certain information as of December 31, 2006, regarding the amount of loans maturing in our portfolio. Demand loans and loans with no stated maturity, are reported as due within one year.

	At December 31, 2006
	Within One Year	One Through Three Years	Three Through Five Years	Five Through Ten Years	Ten Through Twenty Years	Beyond Twenty Years	Total
	(In Thousands)
Real estate loans:
One-to four-family residential	$5,311	$11,610	$13,066	$40,287	$126,842	$12,880	$209,996
Multi-family residential	170	381	440	1,425	5,003	3,831	11,250
Construction	403	899	1,037	3,347	11,645	1,691	19,022
Commercial	143	320	371	1,199	4,209	3,224	9,466
Consumer	82	—	—	—	—	—	82
Total loans	$6,109	$13,210	$14,914	$46,258	$147,699	$21,626	$249,816

Fixed and Adjustable-Rate Loan Schedule. The following table sets forth at December 31, 2006, the dollar amount of all fixed-rate and adjustable-rate mortgage loans and home equity lines of credit due after December 31, 2007.

	Due After December 31, 2007
	Fixed	Floating or Adjustable	Total
Real estate loans:
One-to four-family residential	$161,271	$43,414	$204,685
Multi-family residential	8,730	2,350	11,080
Construction	18,619	—	18,619
Commercial	7,346	1,977	9,323
Total loans	$195,966	$47,741	$243,707

Residential Mortgage Loans. Cheviot Savings Bank originates mortgage loans secured by one-to four-family properties, most of which serve as the primary residence of the owner. As of December 31, 2006, one-to four-family residential mortgage loans totaled $210.0 million, or 84.1% of our total loan portfolio. At December 31, 2006, our one-to four-family residential loan portfolio consisted of 21.0% in adjustable-rate loans and 79.0% in fixed-rate loans. Most of our loan originations result from relationships with existing or past customers, members of our local community and referrals from realtors, attorneys and builders.

Our mortgage loans generally, have terms from 15 to 30 years and amortize on a monthly basis with principal and interest due each month. As of December 31, 2006, we offered the following residential mortgage loan products:

•	Fixed-rate loans of various terms;

•	Adjustable-rate loans;

•	Home equity lines of credit;

•	Loans tailored for first time home buyers;

•	Construction/permanent loans; and

•	Short-term (bridge) loans.

Residential real estate loans may remain outstanding for significantly shorter periods than their contractual terms as borrowers refinance or prepay loans at their option without penalty. Our residential mortgage loans customarily contain “due on sale” clauses which permit us to accelerate the indebtedness of the loan upon transfer of ownership in the mortgage property.

We currently sell a portion of our conforming fixed-rate loans in the secondary market and hold the remaining fixed-rate loans and adjustable-rate loans in our portfolio. We lend up to a maximum loan-to-value ratio of 100% on mortgage loans secured by owner-occupied properties, with the condition that private mortgage insurance is required on first mortgage loans with a loan-to-value ratio in excess of 85%. To a lesser extent, we originate non-conforming loans that are tailored to the needs of the local community.

Our adjustable-rate mortgage loans are originated with a maximum term of 30 years. Adjustable-rate loans include loans that provide for an interest rate based on the interest paid on U.S. Treasury Securities of corresponding terms, plus a margin. Our adjustable-rate mortgages include limits on the increase or decrease in the interest rate. The interest rate may increase or decrease by a maximum of 2.0% per adjustment with a ceiling rate over the life of the loan, which generally is 5.0%. We currently offer adjustable-rate loans with initial rates below those which would prevail under the foregoing computations based upon our determination of market factors and competitive rates for adjustable-rate loans in our market. For one-year adjustable-rate loans, borrowers are qualified at the initial rate and at 2.0% over the initial rate. For all other adjustable-rate loans, borrowers are qualified at the initial rate.

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

During the year ended December 31, 2006, we originated $25.0 million in adjustable-rate loans and $35.0 million in fixed-rate loans.

Home equity lines of credit are generally made for owner-occupied homes and are secured by first or second mortgages on residential properties. We are attempting to increase our originations of home equity lines of credit. We generally offer home equity lines of credit with a maximum loan to appraised value ratio of 95% including senior liens on the subject property. We currently offer these loans for terms of up to 10 years, and with adjustable rates that are tied to the prime rate. At December 31, 2006, home equity lines of credit represented $10.4 million of our one-to four-family residential loans.

Construction Loans. Cheviot Savings Bank originates construction loans for owner-occupied residential real estate, and, to a lesser extent, for commercial builders of residential real estate, improvement to existing structures, new construction for commercial purposes and residential land development.

At December 31, 2006, construction loans represented $19.0 million, or 7.6%, of Cheviot Savings Bank’s total loans. At December 31, 2006, the unadvanced portion of these constructions loans totaled $7.6 million.

Cheviot Savings Bank’s construction loans generally provide for the payment of interest only during the construction phase (12 months for single family residential and varying terms for commercial property and land development). At the end of the construction phase, the loan converts to a permanent mortgage loan. Before making a commitment to fund a construction loan, Cheviot Savings Bank requires detailed cost estimates to complete the project and an appraisal of the property by an independent licensed appraiser. Cheviot Savings Bank also reviews and inspects each property before disbursement of funds during the term of the construction loan. Loan proceeds are disbursed after inspection based on the percentage of completion method.

Construction lending generally involves a greater degree of risk than other one-to four-family mortgage lending. The repayment of the construction loan is, to a great degree, dependent upon the successful and timely completion of construction. Various potential factors including construction delays or the financial viability of the builder may further impair the borrower’s ability to repay the loan.

Multi-Family Loans. At December 31, 2006, $11.3 million, or 4.5%, of our total loan portfolio consisted of loans secured by multi-family real estate. We originate fixed-rate and adjustable rate multi-family real estate loans with amortization schedules of up to 25 years. We generally lend up to 80% of the property’s appraised value. Appraised values are determined by an outside independent appraiser that we designate. In deciding to originate a multi-family loan, we review the creditworthiness of the borrower, the expected cash flows from the property securing the loan, the cash flow requirements of the borrower, the value of the property and the quality of the management involved with the property. We generally obtain the personal guarantee of the principals when originating multi-family real estate loans.

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

Commercial Real Estate Loans. We originate commercial real estate loans to finance the purchase of real property, which generally consists of land and/or developed real estate. In underwriting commercial real estate loans, consideration is given to the property’s historic and projected cash flow, current and projected occupancy, location, physical condition and credit worthiness of the borrower. At December 31, 2006, our commercial real estate portfolio totaled $9.5 million, or 3.8%, of total loans. A majority of our commercial real estate loans are secured by properties in Hamilton County. Our commercial real estate portfolio is diverse as to borrower and property type.

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

Consumer Loans. On a limited basis, we make loans secured by deposit accounts up to 90% of the amount of the depositor’s collected deposit account balance. At December 31, 2006, these loans totaled $82,000, or .03%, of total loans. Consumer loans are payable upon demand.

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

The following table sets forth the loan origination, sales and repayment activities of Cheviot Savings Bank for the periods indicated.

	For the Year Ended December 31,	For the Year Ended December 31,	For the Year Ended December 31,	For the Nine Months Ended December 31,	For the Year Ended March 31,
	2006	2005	2004	2003	2003
	(In thousands)

Balance outstanding at beginning or period	$222,711	$203,842	$186,853	$182,444	$166,550

Originations, including purchased loans
Real estate loans:
One-to four-family residential(1)	46,924	53,174	47,736	42,667	54,106
Multi-family residential	2,791	2,974	2,406	998	3,936
Construction	8,406	7,023	8,886	9,023	11,784
Commercial(2)	1,472	1,310	1,541	926	2,922
Consumer(3)	448	111	39	30	192
Total loan originations	60,041	64,592	60,608	53,644	72,940

Less:
Principal repayments	39,175	43,884	40,605	46,669	56,260
Transfers to real estate acquired through foreclosure	—	201	293	46	157
Loans sold in the secondary market(4)	2,440	1,595	2,827	2,598	481
Other(5)	(41)	43	(106)	(78)	148
Total deductions	41,574	45,723	43,619	49,235	57,046
Balance outstanding at end of period	$241,178	$222,711	$203,842	$186,853	$182,444
  (1) Includes home equity lines of credit, loans purchased and loans held for sale.
  (2) Includes land loans.
  (3) Loans secured by deposit accounts.
  (4) Loans sold to the Federal Home Loan Bank of Cincinnati.
  (5) Other items consist of loans in process, deferred loan origination fees, unearned interest and the allowance for loan losses.

Loan Approval Procedures and Authority. The lending activities of Cheviot Savings Bank are subject to the written underwriting standards and loan origination procedures established by the board of directors and management. Loan originations are obtained through a variety of sources, primarily consisting of existing customers and referrals from real estate brokers. Written loan applications are taken by one of Cheviot Savings Bank’s loan officers. The loan officer also supervises the procurement of reports, appraisals and other documentation involved with a loan. Cheviot Savings Bank obtains property appraisals from independent appraisers on substantially all of its loans.

Cheviot Savings Bank’s loan approval process is intended to provide direction to management on all phases of real estate lending activity since such real estate mortgage lending is the single most important revenue producing investment of Cheviot Savings Bank. Therefore, Cheviot Savings Bank believes that the underwriting of mortgage loans should be consistent with safe and sound practices to ensure the financial viability of the Bank. The loan underwriting policy is also established to provide appropriate limits and standards for all extensions of credit in real estate or for the purpose of financing the construction of a building or other improvement. Cheviot Savings Bank’s loan committee has the authority to approve or deny loan applications on one-to four-family owner occupied properties up to $500,000. This committee also has the authority for approving or denying loan applications on non-owner occupied properties up to $200,000. The loan committee reviews all loan applications submitted to Cheviot Savings Bank and lists such applications on a review sheet that is submitted to the board of directors. The board of directors ratifies all loans approved by the loan committee and approves all other loans other than those specifically set forth above.

Loans to One Borrower. State savings and loan institutions are subject to the same loans to one borrower limits as those applicable to national banks, which under current regulations restrict loans to one borrower to an amount equal to 15% of unimpaired equity on an unsecured basis, and an additional amount equal to 10% of unimpaired equity if the loan is secured by readily marketable collateral (generally, financial instruments and bullion, but not real estate). Our loans to one borrower limit under this regulation is $7.8 million. Our policy generally provides that loans to one borrower (or related borrowers) should not exceed $4.0 million (excluding the borrower’s principal residence). However, the board of directors may approve loans in greater amounts and may amend this limitation annually based on the asset growth and capital position of Cheviot Savings Bank.

At December 31, 2006, the largest aggregate credit exposure to one borrower consisted of one loan totaling $5.4 million. This loan was performing in accordance with contractual terms. There were thirteen additional credit relationships, including committed amounts, in excess of $1.0 million at December 31, 2006. All of the loans extended under these credit relationships were performing as of December 31, 2006.

Asset Quality.

General. One of our key operating objectives has been, and continues to be, to maintain a high asset quality. Our high proportion of one- to four-family mortgage loans, our maintenance of sound credit standards for new loan originations and our loan administration procedures have resulted in our impaired and non-performing loans totaling to $281,000, or 0.12% of net loans at December 31, 2006.

Collection Procedures. When a borrower fails to make required payments on a loan, we take a number of steps to induce the borrower to cure the delinquency and restore the loan to a current status. Cheviot Savings Bank has implemented certain loan tracking policies and collection procedures to ensure effective management of classified assets. Cheviot Savings Bank generally sends a written notice of non-payment to its borrower after a loan is first past due. If payment has not been received within a reasonable time period, personal contact efforts are attempted by telephone or by letter. If no payment is received the following month, a letter stating that the borrower is two months behind is mailed indicating that the borrower needs to contact our collections department, and make payment arrangements. If the borrower has missed two consecutive payments, a demand letter will be sent by certified mail. On all accounts that are not current ten days after the completion of the last step set forth above our collection manager or staff member contacts the borrower by phone at their home and if necessary, at their place of employment in order to establish communications with the borrower concerning the delinquency and to try to establish a meeting with the borrower to determine what steps are needed to bring the borrower to a current status. If contact with the borrower by telephone is unsuccessful and the loan becomes 60 days delinquent Cheviot Savings Bank sends a letter stating its intention to begin foreclosure procedures. If no satisfactory agreement has been reached with the borrower within 15 days after the foreclosure intention letter, the Board of Directors will consider the status of the delinquency and may authorize Cheviot Savings Bank’s attorney to send a letter to the borrower advising the borrower that foreclosure proceedings will be initiated and setting forth the conditions which could forestall the foreclosure. In selected cases, Cheviot Savings Bank may make an economic decision to forego foreclosure and work with the borrower to-bring the loan current. Repayment schedules may be entered into with chronically delinquent borrowers if management determines this resolution is more advantageous to Cheviot Savings Bank.

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

Cheviot Savings Bank has implemented several credit risk measures in the loan origination process that have served to reduce potential losses. Cheviot Savings Bank also seeks to limit loan portfolio credit risk by originating in the local market generally one- to four-family permanent mortgage loans with a loan-to-value of 85% or less, and one and two family owner-occupied residential mortgage loans with a loan-to-value of 85%, with private mortgage insurance, required on first mortgage loans with loan-to-value of greater than 85%. Cheviot Savings Bank has implemented conservative loan underwriting guidelines and makes exceptions in originating such loans only if there are sound reasons for such exceptions.

Credit risk on commercial real estate loans is managed by generally limiting such lending to local markets and emphasizing sound underwriting and monitoring the financial status of the borrower. In originating such loans Cheviot Savings Bank seeks debt service coverage ratios in excess of 1.00x.

To limit the impact of loan losses in any given quarter, Cheviot Savings Bank seeks to maintain an adequate level of valuation allowances. Its management and board of director’s review the level of general valuation allowances on a quarterly basis to ensure that adequate coverage against known and inherent losses is maintained, based on the level of non-performing and classified assets, our loss history and industry trends and economic trends.

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

Marketing real estate owned generally involves listing the property for sale. Cheviot Savings Bank maintains the real estate acquired through foreclosure in good condition to enhance its marketability. As of December 31, 2006, there were no loans classified as real estate owned.

Delinquent Loans and Non-performing Loans and Assets. Our policies require that the collection manager monitor the status of the loan portfolios and report to the Board on a monthly basis. These reports include information on delinquent loans, criticized and classified assets, foreclosed real estate and our plans to cure the delinquent status of the loans.

It is Cheviot Savings Bank’s policy to underwrite single-family residential loans up to an 100% loan-to-value ratio and all other loans (multi-family, construction, commercial and consumer) on no more than an 80% loan-to-value ratio. It has been the Bank’s experience that interest on delinquent loans is generally recovered in ultimate settlement of the loan due to this conservative underwriting policy. We generally stop accruing interest on our one-to four-family residential, construction and commercial loans when interest or principal payments are 150 days in arrears. Consumer loans are comprised exclusively of loans secured by deposits with Cheviot Savings Bank. Such loans are placed on non-accrual status should they become 90 days delinquent. The Bank will stop accruing interest earlier when the timely collectibility of such interest or principal is doubtful.

We designate loans on which we stop accruing interest as non-accrual loans and we reverse outstanding interest that we previously credited. We may recognize income in the period that we collect it, when the ultimate collectibility of principal is no longer in doubt. We return a non-accrual loan to accrual status when factors indicating doubtful collection no longer exist and the loan has been brought current. In accordance with industry standards and regulatory requirements, it is Cheviot Savings Bank’s policy to charge-off a loan when it becomes apparent that recovery of amounts due is not probable, either from expected payments from the borrower or from settlement of the collateral.

The following table sets forth certain information regarding delinquencies in our loan portfolio as of December 31, 2006.

At December 31, 2006
	30-59 Days Delinquent		60-89 Days Delinquent		90 or More Days Delinquent
	Amount	Percent of Net Loans	Amount	Percent of Net Loans	Amount	Percent of Net Loans
(Dollars in thousands)
Real Estate Loans:
One-to four-family residential(1)	$506	0.21%	$265	0.11%	$468	0.19%
Multi-family residential	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Commercial(2)	—	—	—	—	—	—
Consumer(3)	—	—	—	—	—	—
Total delinquent loans	$506	0.21%	$265	0.11%	$468	0.19%
______________________________
(Footnotes on next page).

The following table sets forth information regarding impaired and non-performing loans and assets.

	At December 31,				At March 31
	2006	2005	2004	2003	2003
	(Dollars in thousands)
Non-accrual real estate loans:
One-to four-family residential(1)	$269	$—	$96	$4	$137
Multi-family residential	—	134	—	—	—
Construction	—	—	—	—	—
Commercial(2)	—	—	94	226	—
Consumer(3)	—	—	—	—	—
Total non-accruing loans(4)	269	134	190	230	137
Impaired loans	12	15	33	38	40
Accruing loans delinquent 90 days or more	—	—	28	194	58
Total non-performing loans	281	149	251	462	235
Real estate acquired through foreclosure	—	89	90	46	141
Total non-performing assets	$281	$238	$341	$508	$376

Non-performing assets to total assets	0.09%	0.08%	0.12%	0.16%	0.15%
Non-performing loans to net loans	0.12%	0.07%	0.12%	0.25%	0.13%
(1)	Includes home equity lines of credit, loans purchased and loans held for sale.
(2)	Includes loans secured by land.
(3)	Loans secured by deposit accounts.
(4)
For the year ended December 31, 2006, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $7,000. $2,000 in interest income was recorded on such loans during the year ended December 31, 2006.

Our loan review procedures are performed quarterly. With respect to multi-family and commercial loans, we consider a loan impaired when, based on current information and events, it is probable, that we will be unable to collect all amounts due according to the loan’s contractual terms.

We review all multi-family and commercial loans for impairment. These loans are individually assessed to determine whether the loan’s carrying value is in excess of the fair value of the collateral or the present value of the loan’s expected cash flows. Smaller balance homogenous loans that are collectively evaluated for impairment, such as residential mortgage loans and consumer loans, are specifically excluded from individual impairment review.

Classified Assets. Federal regulations require that each insured savings institution classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, federal examiners have authority to identify problem assets and, if appropriate, classify them. There are three classifications for problem assets: “substandard,” “doubtful” and “loss.” Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a higher possibility of loss. An asset classified as a loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. Another category designated “special mention” also may be established and maintained for assets which do not currently expose an insured institution to a sufficient degree of risk to warrant classification as substandard, doubtful or loss. If a classified asset is deemed to be impaired with measurement of loss, Cheviot Savings Bank will establish a charge-off of the loan pursuant to SFAS No. 114. The following table sets forth information regarding classified assets as of December 31, 2006 and 2005.

	At December 31,
	2006	2005
	(In thousands)
Classification of Assets:
Special Mention	$—	$—
Substandard	1,192	627
Doubtful	—	—
Loss	—	—
Total	$1,192	$627

General loss allowances established to cover inherent, but unconfirmed losses in the portfolio may be included in determining an institution’s regulatory capital. Federal examiners may disagree with an insured institution’s classifications and amounts reserved.

Allowance for Loan Losses. We maintain the allowance through provisions for loan losses that we charge to income. We charge losses on loans against the allowance for loan losses when we believe the collection of loan principal is unlikely. Recoveries on loans charged-off are restored to the allowance for loan losses. The allowance for loan losses is maintained at a level believed, to the best of management’s knowledge, to cover all known and inherent losses in the portfolio both probable and reasonable to estimate at each reporting date. The level of allowance for loan losses is based on management’s periodic review of the collectibility of the loans principally in light of our historical experience, augmented by the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and current and anticipated economic conditions in the primary lending area.

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

At December 31, 2006 and 2005, our allowance for loan losses was $833,000 and $808,000, respectively. Our ratio of the allowance for loan losses as a percentage of net loans receivable was 0.35% and 0.36% at December 31, 2006 and 2005.

The following table sets forth the analysis of the activity in the allowance for loan losses for the periods indicated:

	At or For the Year Ended December 31,	At or For the Year Ended December 31,	At or For the Year Ended December 31,	At or For the Nine Months Ended December 31,	At or For the Year Ended March 31,
	2006	2005	2004	2003	2003
	(Dollars in thousands)

Balance at beginning of year	$808	$732	$768	$735	$483

Charge offs:
One-to four-family residential(1)	—	(21)	—	(12)	—
Multi-family residential	—	—	(36)	—	—
Construction	—	—	—	—	—
Commercial(2)	—	—	—	—	—
Consumer(3)	—	—	—	—	—
Total charge-offs	—	(21)	(36)	(12)	—

Recoveries:
One-to four-family residential(1)	—	—	—	—	—
Multi-family residential	—	—	—	—	—
Construction	—	—	—	—	—
Commercial(2)	—	—	—	—	2
Consumer(3)	—	—	—	—	—
Total recoveries	—	—	—	—	2

Net recoveries (charge offs)	—	(21)	(36)	(12)	2

Provision for losses on loans	25	97	—	45	250

Balance at end of year	$833	$808	$732	$768	$735

Total loans receivable, net (1)	$241,178	$222,771	$203,842	$186,853	$182,444

Average loans receivable outstanding (1)	$233,331	$211,736	$197,000	$185,149	$176,728

Allowance for loan losses as a percent of net loans receivable	0.35%	0.36%	0.36%	0.41%	0.40%

Net loans charged off as a percent of average loans outstanding	0.00%	0.01%	0.02%	0.01%	0.00%
(1)	Includes home equity lines of credit, loans purchased and loans held for sale.
(2)	Includes loans secured by land.
(3)	Loans secured by deposit.

The following table sets forth the allocation of the allowance for loan losses by loan category for the years indicated. This allocation is based on management’s assessment, as of a given point in time, of the risk characteristics of each of the component parts of the total loan portfolio and is subject to changes as and when the risk factors of each such component part change. The allocation is neither indicative of the specific amounts or the loan categories in which future charge-offs may be taken nor is it an indicator of future loss trends. The allocation of the allowance to each category does not restrict the use of the allowance to absorb losses in any category.

	At December 31,
	2006			2005
	Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Loan Category
Allocated:
Real estate - mortgage
One-to four-family residential(1)	$318	$209,996	84.06%	$200	$195,059	84.97%
Multi-family residential2	236	11,250	4.50	275	11,144	4.86
Construction	4	19,022	7.61	5	12,360	5.38
Commercial(2)	275	9,466	3.80	328	10,883	4.74
Consumer(3)	—	82	0.03	—	110	0.05

Total	$833	$249,816	100.00%	$808	$229,556	100.00%

	At December 31,
	2004			2003
	Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Loan Category
Allocated:
Real estate - mortgage
One-to four-family residential(1)	$353	$182,016	86.86%	$308	$166,998	86.11%
Multi-family residential	166	9,944	4.75	213	7,714	3.98
Construction	22	10,718	5.11	5	13,770	7.10
Commercial(2)	191	6,750	3.22	242	5,278	2.72
Consumer(3)	—	133	0.06	—	169	0.09

Total	$732	$209,561	100.00%	$768	$193,929	100.00%

	At March 31,
	2003
	Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Loan Category
Allocated:
Real estate - mortgage
One-to four-family residential(1)	$249	$163,232	85.91%
Multi-family residential	242	7,787	4.10
Construction	4	12,368	6.51
Commercial(2)	240	6,305	3.32
Consumer(3)	—	303	0.16

Total	$735	$189,995	100.00%

__________________________________
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

We account for investment and mortgage-backed securities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115 “Accounting for Certain Investments in Debt and Equity Securities.” SFAS No. 115 requires that investments be categorized as held-to maturity, trading, or available for sale. Securities classified as held to maturity are carried at cost only if we have the positive intent and ability to hold these securities to maturity. Trading securities and securities available for sale are carried at fair value with resulting unrealized gains or losses recorded to operations or shareholders’ equity, respectively. During 2006, we purchased 10 investment securities that were designated as available for sale. During 2004, we purchased one mortgage-backed security that was designated as available for sale. All other investment and mortgage-backed securities purchases have been designated as held-to-maturity. Realized gains or losses on sales of securities are recognized using the specific identification method.

Our current policies generally limit securities investments to U.S. Government, agency and sponsored entity securities and municipal bonds. The policy also permits investments in mortgage-backed securities guaranteed by the Federal National Mortgage Association, (FNMA) the Federal Home Loan Mortgage Corporation (FHLMC) and the Government National Mortgage Corporation (GNMA). Our investment in municipal obligations mature in more than 10 years. The majority of our investment in U.S. Government and agency obligations were scheduled to mature within one to five years, or step up in rate within one year at December 31, 2006.

Our current investment strategy uses a risk management approach of diversified investing in fixed-rate securities with short- to intermediate-term maturities, as well as adjustable-rate securities, which may have a longer term to maturity. The emphasis of this approach is to increase overall securities yields while managing interest rate risk. To accomplish these objectives, we focus on investments in mortgage-backed securities and short-term investments. As a result of the short duration of our investment portfolio, all unrealized losses on securities are viewed by management to be temporary, as the fair value will increase towards par as the securities approach maturity.

Amortized Cost and Estimated Fair Value of Securities. The following tables sets forth certain information regarding the amortized cost and estimated fair values of our securities as of the dates indicated.

	At December 31,
	2006		2005		2004
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(In thousands)
Investment securities held to maturity:
U.S. Government and agency securities	$24,999	$24,637	$26,984	$26,405	$27,002	$26,762
Municipal obligations	100	102	100	104	100	102
Total investment securities held to maturity	25,099	24,739	27,084	26,509	27,102	26,864
Mortgage-backed securities held to maturity:
FHLMC	924	923	1,088	1,077	1,507	1,503
FNMA	1,097	1,103	1,369	1,376	1,684	1,700
GNMA	12,216	12,225	17,828	17,740	26,013	26,112

Total mortgage-backed securities held to Maturity	14,237	14,251	20,285	20,193	29,204	29,315
Total investments and mortgage-backed securities held to maturity	39,336	38,990	47,369	46,702	56,306	56,179
Investment securities available for sale:
U.S. Government and agency securities	$6,998	$6,982	—	—	—	—
Municipal obligations	2,094	2,103	—	—	—	—
Total investment securities available for sale	9,092	9,085	—	—	—	—

Mortgage-backed securities available for sale:
GNMA	1,048	1,042	1,282	1,269	1,492	1,483
Total investment and mortgage-backed securities available for sale	10,140	10,127	1,282	1,269	1,492	1,483

Total investment and mortgage-backed securities	$49,476	$49,117	$48,651	$47,971	$57,798	$57,662

The following table sets forth certain information regarding the carrying value, weighted average yields and contractual maturities of our securities portfolio as of December 31, 2006. Adjustable-rate mortgage-backed securities are included in the period in which interest rates are next scheduled to adjust.

	At December 31, 2006
	One Year or Less		More Than One Year through Five Years		More Than Five Years through Ten Years		More Than Ten Years		Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Estimated Fair Value	Weighted Average Yield
	(Dollars in thousands)
Investment securities held to maturity:
U.S. Government and agency obligations	$23,000	3.34%	$1,999	3.25%	$—	—%	$—	—%	$24,999	$24,637	3.33%
Municipal obligations	—	—	—	—	—	—	100	5.13	100	102	5.13
Total investment securities held to maturity	23,000	3.34	1,999	3.25	—	—	100	5.13	25,099	24,739	3.34

Mortgage-backed securities held to maturity:
FHLMA	924	5.12	—	—	—	—	—	—	924	923	5.12
FNMA	1,097	5.75	—	—	—	—	—	—	1,097	1,103	5.75
GNMA	12,216	5.10	—	—	—	—	—	—	12,216	12,225	5.10
Total mortgage backed securities held to maturity	14,237	5.15	—	—	—	—	—	—	14,237	14,251	5.15
								—
Investment securities available for sale:								—
U.S. Government and agency obligations	5,998	6.14	1,000	5.45	—	—	—	—	6,998	6,982	6.04
Municipal obligations	—	—	—	—	—	—	2,094	4.28	2,094	2,103	4.28
Total investment securities available for sale	5,998	6.14	1,000	5.45	—	—	2,094	4.28	9,092	9,085	5.63
Mortgage-backed securities available for sale:
GNMA	1,048	5.00	—	—	—	—	—	—	1,048	1,042	5.00
Total investment and mortgage-backed securities	$44,283	4.34%	$2,999	4.72%	$—	—%	$2,194	4.32%	$49,476	$49,117	5.29%

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

Savings, NOW and money market rates are generally determined monthly by the board of directors. Certificates of deposit rates are generally determined weekly by the Savings Bank’s President. When we determine our deposit rates, we consider liquidity needs, local competition, FHLB advance rates and rates charged on other sources of funds. Core deposits, defined as savings accounts, money market accounts and demand deposit accounts, represented 32.1% and 39.3% of total deposits at December 31, 2006 and 2005. At December 31, 2006 and 2005, certificates of deposit with remaining terms to maturity of less than one year amounted to $117.0 million and $75.4 million, respectively.

The following tables set forth the various types of deposit accounts offered by us at the dates indicated.

	At December 31,
	2006			2005			2004
	Amount	Percent	Weighted Average Rate	Amount	Percent	Weighted Average Rate	Amount	Percent	Weighted Average Rate
	(Dollars in Thousands)
NOW accounts	$13,993	6.81%	0.56%	$13,691	7.55%	0.37%	$12,534	6.96%	0.24%
Passbook accounts	16,970	8.26	1.02	18,707	10.32	0.94	19,573	10.88	0.70
Money market demand deposits	34,952	17.01	2.15	38,782	21.40	1.81	44,009	24.45	1.15
Total demand, transaction and Passbook deposits	65,915	32.08	1.40	71,180	39.27	1.30	76,116	42.29	0.85

Certificates of deposit
Due within one year	116,963	56.93	4.86	75,438	41.63	3.07	83,072	46.15	1.98
Over 1 year through 3 years	22,054	10.74	4.25	34,224	18.88	3.35	20,330	11.30	2.08
Over 3 years	518	0.25	4.14	396	0.22	4.10	471	0.26	4.65
Total certificates of deposit	139,535	67.92	3.43	110,058	60.73	3.43	103,873	57.71	2.01

Total	$205,450	100.00%	3.72%	$181,238	100.00%	2.59%	$179,989	100.00%	1.47%

The following table presents our deposit activity for the years indicated.

	For the Year Ended December 31,	For the Year Ended December 31,	For the Year Ended December 31,
	2006	2005	2004
	(In thousands)
Net deposits (withdrawals)	$17,907	$(2,780)	$(91,223)
Interest credited on deposit account	6,305	4,029	3,285
Total increase (decrease) in deposit accounts	$24,212	$1,249	$(87,938)
___________________
(1)  A substantial amount of the decrease depicted for the year ended December 31, 2004 was comprised of the return of funds for common stock orders and the reclassification of net offering proceeds to shareholders’ equity.

Maturities of Certificates of Deposit Accounts. The following table sets forth the amount and maturities of certificates of deposit accounts at the dates indicated.

	At December 31, 2006
	Less than Six Months	Six Months to One Year	Over One Year to Three Years	Over Three Years	Total	Percent of Total
	(Dollars in thousands)
2.00% and below	$—	$—	$—	$—	$—	—%
2.01% to 3.00%	1,896	392	146	—	2,434	1.74
3.01% to 4.00%	14,137	6,958	5,349	—	26,444	18.95
4.01% to 5.00%	32,205	20,749	15,936	438	69,329	49.69
5.01% to 6.00%	34,484	6,142	623	80	41,328	29.62
6.01% to 7.00%	—	—	—	—	—	—
Total	$82,722	$34,241	$17,456	$5,117	$139,535	100.00%

As of December 31, 2006, the aggregate amount of outstanding certificates of deposit at Cheviot Savings Bank in amounts greater than or equal to $100,000, was approximately $23.9 million. The following table presents the maturity of these certificates of deposit at such date.

At December 31, 2006
Maturity Period	Amount
(In thousands)
Less than three months	$6,439
Three to six months	6,783
Six months to one year	6,995
Over one year to three years	2,805
Over three years	835
Total	$23,857

Borrowed Funds. As a member of the FHLB of Cincinnati, Cheviot Savings Bank is eligible to obtain advances upon the security of the FHLB common stock owned and certain residential mortgage loans, provided certain standards related to credit-worthiness have been met. FHLB advances are available pursuant to several credit programs, each of which has its own interest rate and range of maturities.

	For the Year Ended December 31,	For the Year Ended December 31,	For the Year nEnded December 31,
	2006	2005	2004
FHLB Advances:	(Dollars in thousands)
Maximum month end-end balance	$35,128	$33,209	$17,090
Balance at the end of year	29,236	33,209	16,199
Average balance	30,848	24,375	13,417

Weighted average interest rate at the end of year	4.77%	4.70%	4.49%
Weighted average interest rate during year	4.79%	4.51%	4.44%

REGULATION
Regulation

Loans-to-One-Borrower.  Federal savings banks generally may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and unimpaired surplus. An additional amount may be lent, equal to 10% of unimpaired capital and unimpaired surplus, if the loan is secured by readily marketable collateral, which is defined to include certain securities and bullion, but generally does not include real estate. As of December 31, 2006, we were in compliance with our loans-to-one-borrower limitations.

Qualified Thrift Lender Test. As a federal savings bank, we are required to satisfy a qualified thrift lender test whereby we must maintain at least 65% of our “portfolio assets” in “qualified thrift investments.” These consist primarily of residential mortgages and related investments, including mortgage-backed and related securities. “Portfolio assets” generally means total assets less specified liquid assets up to 20% of total assets, goodwill and other intangible assets, and the value of property used to conduct business. A savings bank that fails the qualified thrift lender test must either convert to a commercial bank charter or operate under specified restrictions. As of December 31, 2006, we maintained 91% of our portfolio assets in qualified thrift investments and, therefore, we met the qualified thrift lender test.

Capital Distributions. Office of Thrift Supervision regulations govern capital distributions by savings institutions, which include cash dividends, stock repurchases and other transactions charged to the capital account of a savings institution. A savings institution must file an application for Office of Thrift Supervision approval of the capital distribution if either (1) the total capital distributions for the applicable calendar year exceed the sum of the institution’s net income for that year to date plus the institution’s retained net income for the preceding two years that is still available for dividend, (2) the institution would not be at least adequately capitalized following the distribution, (3) the distribution would violate any applicable statute, regulation, agreement or Office of Thrift Supervision-imposed condition, or (4) the institution is not eligible for expedited review of its filings. If an application is not required to be filed, savings institutions which are a subsidiary of a holding company, as well as certain other institutions, must file a notice with the Office of Thrift Supervision at least 30 days before the board of directors declares a dividend or approves a capital distribution.

Any additional capital distributions would require prior regulatory approval. In the event our capital falls below our adequately capitalized requirement or the Office of Thrift Supervision notifies us that we are in need of more than normal supervision, our ability to make capital distributions could be restricted. In addition, the Office of Thrift Supervision could prohibit a proposed capital distribution by any institution, which would otherwise be permitted by the regulation, if it determines that the distribution would constitute an unsafe or unsound practice.

Community Reinvestment Act and Fair Lending Laws. Savings banks have a responsibility under the Community Reinvestment Act and related regulations of the Office of Thrift Supervision to help meet the credit needs of their communities, including low- and moderate-income neighborhoods. In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices on the basis of characteristics specified in those statutes. An institution’s failure to comply with the provisions of the Community Reinvestment Act could, at a minimum, result in regulatory restrictions on its activities, and failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions by the Office of Thrift Supervision, as well as other federal regulatory agencies and the Department of Justice. We received a “Satisfactory” Community Reinvestment Act rating in our most recent examination by the Office of Thrift Supervision.

Transactions with Related Parties. Our authority to engage in transactions with related parties or “affiliates” is limited by Sections 23A and 23B of the Federal Reserve Act and its implementing regulation, Regulation W. The term “affiliate” for these purposes generally means any company that controls or is under common control with an institution, including Cheviot Financial Corp. and its non-savings institution subsidiaries. Regulation W limits the aggregate amount of certain “covered” transactions with any individual affiliate to 10% of the capital and surplus of the savings institution and also limits the aggregate amount of covered transactions with all affiliates to 20% of the savings institution’s capital and surplus. Covered transactions with affiliates are required to be secured by collateral in an amount and of a type described in Regulation W, and purchasing low quality assets from affiliates is generally prohibited. Regulation W also provides that covered transactions with affiliates, including loans and asset purchases, must be on terms and under circumstances, including credit standards, that are substantially the same or at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies. In addition, savings institutions are prohibited by Office of Thrift Supervision regulations from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and no savings institution may purchase the securities of any affiliate other than a subsidiary.

Our authority to extend credit to executive officers, directors and 10% or greater stockholders, as well as entities controlled by these persons, is governed by Sections 22(g) and 22(h) of the Federal Reserve Act and its implementing regulation, Regulation O. Among other things, these regulations generally require these loans to be made on terms substantially the same as those offered to unaffiliated individuals and do not involve more than the normal risk of repayment. However, executive officers and directors may receive beneficial treatment available on a bank-wide basis to all participating employees. Regulation O also places individual and aggregate limits on the amount of loans we may make to these persons based, in part, on our capital position, and requires that prior approval procedures be followed. At December 31, 2006, we were in compliance with these regulations.

Enforcement. The Office of Thrift Supervision has primary enforcement responsibility over savings institutions and has the authority to bring enforcement action against all “institution-related parties,” including stockholders, and attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors of the institution, receivership, conservatorship or the termination of deposit insurance. Civil penalties cover a wide range of violations and actions, and range up to $25,000 per day, unless a finding of reckless disregard is made, in which case penalties may be as high as $1.0 million per day. The Federal Deposit Insurance Corporation also has the authority to recommend to the Director of the Office of Thrift Supervision that enforcement action be taken with respect to a particular savings institution. If action is not taken by the Director, the Federal Deposit Insurance Corporation has authority to take action under specified circumstances.

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

The risk-based capital standard for savings institutions requires the maintenance of Tier 1 (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight factor of 0% to 100%, assigned by the Office of Thrift Supervision capital regulation based on the risks believed inherent in the type of asset. Core capital is defined as common stockholders’ equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries, less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets, and up to 45% of unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

The capital regulations also incorporate an interest rate risk component. Savings institutions with “above normal” interest rate risk exposure are subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. For the present time, the Office of Thrift Supervision has deferred implementation of the interest rate risk capital charge. At December 31, 2006, Cheviot Savings Bank met each of its capital requirements.

Prompt Corrective Regulatory Action

Under the Office of Thrift Supervision Prompt Corrective Action regulations, the Office of Thrift Supervision is required to take supervisory actions against undercapitalized institutions, the severity of which depends upon the institution’s level of capital. Generally, a savings institution that has total risk-based capital of less than 8.0% or a leverage ratio or a Tier 1 core capital ratio that is less than 4.0% is considered to be undercapitalized. A savings institution that has total risk-based capital less than 6.0%, a Tier 1 core risk-based capital ratio of less than 3.0% or a leverage ratio that is less than 3.0% is considered to be “significantly undercapitalized.” A savings institution that has a tangible capital to assets ratio equal to or less than 2.0% is deemed to be “critically undercapitalized.” Generally, the banking regulator is required to appoint a receiver or conservator for an institution that is “critically undercapitalized.” The regulation also provides that a capital restoration plan must be filed with the Office of Thrift Supervision within 45 days of the date an institution receives notice that it is “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized.” In addition, numerous mandatory supervisory actions become immediately applicable to the institution, including, but not limited to, restrictions on growth, investment activities, capital distributions, and affiliate transactions. The Office of Thrift Supervision may also take any one of a number of discretionary supervisory actions against undercapitalized institutions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

Insurance of Deposit Accounts

Deposit accounts in Cheviot Savings are insured by the Federal Deposit Insurance Corporation generally up to a maximum of $100,000 per separately insured depositor and up to a maximum of $250,000 for self-directed retirement accounts. Cheviot Savings Bank’s deposits, therefore, are subject to Federal Deposit Insurance Corporation deposit insurance assessments.

On February 15, 2006, federal legislation to reform federal deposit insurance was enacted. This new legislation required, among other things, that the Federal Deposit Insurance Corporation adopt regulations increasing the maximum amount of federal deposit insurance coverage per separately insured depositor beginning in 2010 (with a cost of living adjustment to become effective in five years) and modifying the deposit fund’s reserve ratio for a range between 1.15% and 1.50% of estimated insured deposits.

On November 2, 2006, the Federal Deposit Insurance Corporation adopted final regulations establishing a risk-based assessment system that will enable the Federal Depoist Insurance Corporation to more closely tie each financial institution’s premiums to the risk it poses to the deposit insurance fund. Under the new risk-based assessment system, which becomes effective in the beginning of 2007, the Federal Deposit Insurance Corporation will evaluate the risk of each financial institution based on three primary sources of information: (1) its supervisory rating, (2) its financial ratios, and (3) its long-term debt issuer rating, if the institution has one. The new rates for nearly all of the financial institution industry will vary between five and seven cents for every $100 of domestic deposits. At the same time, the Federal Deposit Insurance Corporation also adopted final regulations designating the reserve ratio for the deposit insurance fund during 2007 at 1.25% of estimated insured deposits.

Effective March 31, 2006, the Federal Deposit Insurance Corporation merged the Bank Insurance Fund and the Savings Association Insurance Fund into a single insurance fund called the Deposit Insurance Fund. The merger of the two separate insurance funds did not affect the authority of the Financing Corporation, a mix-ownership government corporation, to impose and collect, with approval of the Federal Deposit Insurance Corporation, assessments for anticipated payments, insurance costs and custodial fees on bonds issued by the Financing Corporation in the 1980s to recapitalize the Federal Savings and Loan Insurance Corporation. The bonds issued by the Financing Corporation are due to mature in 2017 through 2019. For the quarter ended December 31, 2006, the Financing Corporation assessment was equal to 1.24 basis points for each $100 in domestic deposits maintained at an institution.

Federal Home Loan Bank System

We are a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions. As a member of the Federal Home Loan Bank of Cincinnati we are required to acquire and hold shares of capital stock in the Federal Home Loan Bank in an amount equal to at least 1% of the aggregate principal amount of our unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of our borrowings from the Federal Home Loan Bank, whichever is greater. As of December 31, 2006, we were in compliance with this requirement. The Federal Home Loan Banks are required to provide funds for the resolution of insolvent thrifts and to contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that the Federal Home Loan Banks pay to their members and could also result in the Federal Home Loan Banks imposing a higher rate of interest on advances to their members.

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

The Ohio Division of Financial Institutions conducts regular examinations of Cheviot Savings Bank approximately once every eighteen months. Such examinations are usually conducted jointly with one or both federal regulators. The Ohio Division of Financial Institutions imposes assessments on Ohio associations based on their asset size to cover the cost of supervision and examination.

Holding Company Regulation

General. Cheviot Mutual Holding Company and Cheviot Financial Corp. are nondiversified mutual savings and loan holding companies within the meaning of the Home Owners’ Loan Act. As such, Cheviot Mutual Holding Company and Cheviot Financial Corp. are registered with the Office of Thrift Supervision and are subject to Office of Thrift Supervision regulations, examinations, supervision and reporting requirements. In addition, the Office of Thrift Supervision has enforcement authority over Cheviot Financial Corp. and Cheviot Mutual Holding Company and their subsidiaries. Among other things, this authority permits the Office of Thrift Supervision to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings institution. As federal corporations, Cheviot Financial Corp. and Cheviot Mutual Holding Company are generally not subject to state business organization laws.

Permitted Activities. Pursuant to Section 10(o) of the Home Owners’ Loan Act and Office of Thrift Supervision regulations and policy, a mutual holding company, such as Cheviot Mutual Holding Company, and a federally chartered mid-tier holding company such as Cheviot Financial Corp. may engage in the following activities: (i) investing in the stock of a savings association; (ii) acquiring a mutual association through the merger of such association into a savings association subsidiary of such holding company or an interim savings association subsidiary of such holding company; (iii) merging with or acquiring another holding company, one of whose subsidiaries is a savings association; (iv) investing in a corporation, the capital stock of which is available for purchase by a savings association under federal law or under the law of any state where the subsidiary savings association or associations share their home offices; (v) furnishing or performing management services for a savings association subsidiary of such company; (vi) holding, managing or liquidating assets owned or acquired from a savings subsidiary of such company; (vii) holding or managing properties used or occupied by a savings association subsidiary of such company; (viii) acting as trustee under deeds of trust; (ix) any other activity (A) that the Federal Reserve Board, by regulation, has determined to be permissible for bank holding companies under Section 4(c) of the Bank Holding Company Act of 1956, unless the Director, by regulation, prohibits or limits any such activity for savings and loan holding companies; or (B) in which multiple savings and loan holding companies were authorized (by regulation) to directly engage on March 5, 1987; (x) any activity permissible for financial holding companies under Section 4(k) of the Bank Holding Company Act, including securities and insurance underwriting; and (xi) purchasing, holding, or disposing of stock acquired in connection with a qualified stock issuance if the purchase of such stock by such savings and loan holding company is approved by the Director. If a mutual holding company acquires or merges with another holding company, the holding company acquired or the holding company resulting from such merger or acquisition may only invest in assets and engage in activities listed in (i) through (xi) above, and has a period of two years to cease any nonconforming activities and divest of any nonconforming investments.

The Home Owners’ Loan Act prohibits a savings and loan holding company, including Cheviot Financial Corp. and Cheviot Mutual Holding Company, directly or indirectly, or through one or more subsidiaries, from acquiring another savings institution or holding company thereof, without prior written approval of the Office of Thrift Supervision. It also prohibits the acquisition or retention of, with certain exceptions, more than 5% of a nonsubsidiary savings institution, a nonsubsidiary holding company, or a nonsubsidiary company engaged in activities other than those permitted by the Home Owners’ Loan Act; or acquiring or retaining control of an institution that is not federally insured. In evaluating applications by holding companies to acquire savings institutions, the Office of Thrift Supervision must consider the financial and managerial resources, future prospects of the company and institution involved, the effect of the acquisition on the risk to the insurance fund, the convenience and needs of the community and competitive factors.

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

Waivers of Dividends by Cheviot Mutual Holding Company. Office of Thrift Supervision regulations require Cheviot Mutual Holding Company to notify the Office of Thrift Supervision of any proposed waiver of its receipt of dividends from Cheviot Financial Corp. The Office of Thrift Supervision reviews dividend waiver notices on a case-by-case basis, and, in general, does not object to any such waiver if: (i) the mutual holding company’s board of directors determines that such waiver is consistent with such directors’ fiduciary duties to the mutual holding company’s members; (ii) for as long as the savings association subsidiary is controlled by the mutual holding company, the dollar amount of dividends waived by the mutual holding company are considered as a restriction on the retained earnings of the savings association, which restriction, if material, is disclosed in the public financial statements of the savings association as a note to the financial statements; (iii) the amount of any dividend waived by the mutual holding company is available for declaration as a dividend solely to the mutual holding company, and, in accordance with SFAS 5, where the savings association determines that the payment of such dividend to the mutual holding company is probable, an appropriate dollar amount is recorded as a liability; and (iv) the amount of any waived dividend is considered as having been paid by the savings association in evaluating any proposed dividend under Office of Thrift Supervision capital distribution regulations. Cheviot Mutual Holding Company may waive dividends paid by Cheviot Financial Corp. Under Office of Thrift Supervision regulations, our public stockholders would not be diluted because of any dividends waived by Cheviot Mutual Holding Company (and waived dividends would not be considered in determining an appropriate exchange ratio) in the event Cheviot Mutual Holding Company converts to stock form.

Conversion of Cheviot Mutual Holding Company to Stock Form. Office of Thrift Supervision regulations permit Cheviot Mutual Holding Company to convert from the mutual form of organization to the capital stock form of organization (a “Conversion Transaction”). There can be no assurance when, if ever, a Conversion Transaction will occur, and the Board of Directors has no current intention or plan to undertake a Conversion Transaction. In a Conversion Transaction a new holding company would be formed as the successor to Cheviot Financial Corp. (the “New Holding Company”), Cheviot Mutual Holding Company’s corporate existence would end, and certain depositors of Cheviot Savings Bank would receive the right to subscribe for additional shares of the New Holding Company. In a Conversion Transaction, each share of common stock held by stockholders other than Cheviot Mutual Holding Company (“Minority Stockholders”) would be automatically converted into a number of shares of common stock of the New Holding Company determined pursuant an exchange ratio that ensures that Minority Stockholders own the same percentage of common stock in the New Holding Company as they owned in Cheviot Financial Corp. immediately prior to the Conversion Transaction. Under Office of Thrift Supervision regulations, Minority Stockholders would not be diluted because of any dividends waived by Cheviot Mutual Holding Company (and waived dividends would not be considered in determining an appropriate exchange ratio), in the event Cheviot Mutual Holding Company converts to stock form. The total number of shares held by Minority Stockholders after a Conversion Transaction also would be increased by any purchases by Minority Stockholders in the stock offering conducted as part of the Conversion Transaction.

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

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 was enacted in response to public concerns regarding corporate accountability in connection with a number of accounting scandals. The stated goals of the Sarbanes-Oxley Act were to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies, and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. The Sarbanes-Oxley Act generally applies to all companies that file or are required to file periodic reports with the SEC, under the Securities Exchange Act of 1934.

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

As a result of the enactment of the Small Business Job Protection Act of 1996, all savings banks and savings associations may convert to a commercial bank charter, diversify their lending, or merge into a commercial bank without having to recapture any of their pre-1988 tax bad debt reserve accumulations. However, transactions which would require recapture of the pre-1988 tax bad debt reserve include redemption of Cheviot Savings Bank’s stock, payment of dividends or distributions in excess of earnings and profits, or failure by the institution to qualify as a bank for federal income tax purposes. At December 31, 2006, Cheviot Savings Bank had pre-1988 bad debt reserves totaling approximately $3.0 million. A deferred tax liability has not been provided on this amount as management does not intend to make distributions, redeem stock or fail certain bank tests that would result in recapture of the reserve.

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

Cheviot Financial Corp. is subject to the corporate alternative minimum tax to the extent it exceeds Cheviot Financial Corp.’s regular income tax for the year. The alternative minimum tax will be imposed at the rate of 20% of a specially computed tax base. Included in this base are a number of preference items, including interest on certain tax-exempt bonds issued after August 7, 1986, and an “adjusted current earnings” computation which is similar to a tax earnings and profits computation. In addition, for purposes of the alternative minimum tax, the amount of alternative minimum taxable income that may be offset by net operating losses is limited to 90% of alternative minimum taxable income.

Cheviot Savings Bank’s income tax returns have not been audited by the Internal Revenue Service within the past five years.

State Taxation

Cheviot Financial Corp. and Cheviot Savings Bank are subject to Ohio taxation in the same general manner as other corporations. In particular, Cheviot Financial Corp. and Cheviot Savings Bank are subject to the Ohio corporation franchise tax, which is an excise tax imposed on corporations for the privilege of doing business in Ohio, owning capital or property in Ohio, holding a charter or certificate of compliance authorizing the corporation to do business in Ohio, or otherwise having nexus with Ohio during a calendar year. The franchise tax is imposed on the value of a corporation’s issued and outstanding shares of stock. Financial institutions determine the value of their issued and outstanding shares based upon the net worth of the shares. For Ohio franchise tax purposes, savings institutions are currently taxed at a rate equal to 1.3% of taxable net worth. Cheviot Savings Bank is not currently under audit with respect to its Ohio franchise tax returns.

MANAGEMENT

Executive Officers of Cheviot Financial Corp.

The following individuals hold the following executive officer positions of Cheviot Financial Corp.

Name	Age	Position

Thomas J. Linneman	53	President and Chief Executive Officer
Scott T. Smith	37	Chief Financial Officer

Availability of Annual Report on Form 10-K

Our Annual Report on Form 10-K may be accessed on our website at www.cheviotsavings.com.

ITEM 1A.     RISK FACTORS

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

If Economic Conditions Deteriorate, Our Earnings Could be Adversely Impacted as Borrowers’ Ability to Repay Loans Declines and the Value of the Collateral Securing Our Loans Decreases.

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

Our Public Shareholders Do Not Exercise Voting Control Over Cheviot Financial Corp.

A majority of the voting stock of Cheviot Financial Corp. is owned by Cheviot Mutual Holding Company. Cheviot Mutual Holding Company is controlled by its board of directors, who consist of those persons who are members of the board of directors of Cheviot Financial Corp. and Cheviot Savings Bank. Cheviot Mutual Holding Company elects all members of the board of directors of Cheviot Financial Corp., and, as a general matter, controls the outcome of all matters presented to the stockholders of Cheviot Financial Corp. for resolution by vote, except for matters that require a vote greater than a majority vote. Consequently, Cheviot Mutual Holding Company, acting through its board of directors, is able to control the business and operations of Cheviot Financial Corp. and may be able to prevent any challenge to the ownership or control of Cheviot Financial Corp. by stockholders other than Cheviot Mutual Holding Company. There is no assurance that Cheviot Mutual Holding Company will not take actions that the public stockholders believe are against their interests.

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

We Operate in a Highly Regulated Environment and May be Adversely Affected by Changes in Laws and Regulations.

We are subject to extensive regulation, supervision and examination by the Office of Thrift Supervision, our chartering authority, and by the Federal Deposit Insurance Corporation, as insurer of deposits. As federally chartered holding companies, Cheviot Financial Corp. and Cheviot Mutual Holding Company also will be subject to regulation and oversight by the Office of Thrift Supervision. Such regulation and supervision govern the activities in which an institution and its holding companies may engage and are intended primarily for the protection of the insurance fund and depositors. Regulatory authorities have extensive discretion in connection with their supervisory and enforcement activities, including the imposition of restrictions on the operation of an institution, the classification of assets by the institution and the adequacy of an institution’s allowance for loan losses. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, or legislation, including changes in the regulations governing mutual holding companies, could have a material impact on Cheviot Savings Bank, Cheviot Financial Corp., and our operations.

ITEM 1.B     UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

We conduct our business through our main banking office located in Cheviot, Ohio, and other full-service branch offices located in Hamilton County, Ohio. The aggregate net book value of our premises and equipment was $5.4 million at December 31, 2006. The following table sets forth certain information with respect to our offices at December 31, 2006.

Location	Leased or Owned	Year Opened/ Acquired	Net Book Value
			(In thousands)
Main Office
3723 Glenmore Avenue Cheviot, Ohio 45211	Owned	1915	$839

Branches
5550 Cheviot Road Cincinnati, Ohio 45247	Owned	1982	405

6060 Bridgetown Road Cincinnati, Ohio 45248	Owned	1991	554

1194 Stone Road Harrison, Ohio 45030	Owned	1997	631

585 Anderson Ferry Road Cincinnati, Ohio 45238	Owned	2006	1,284

7072 Harrison Avenue Cincinnati, Ohio 45247	Owned	2006	1,675

Lending Center
8050 Beckett Center Drive, Suite 106 West Chester, Ohio 45069	Leased	2004	9
Total Net Book Value			$5,397

ITEM 3.     LEGAL PROCEEDINGS

Cheviot Savings Bank is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business which, in the aggregate, involve amounts which are believed by management to be immaterial to its financial condition or results of operations.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s Common Stock is quoted on the Nasdaq Capital Market under the symbol “CHEV.” The Common Stock began trading on January 5, 2004.

The following table sets forth the range of the high and low bid prices of the Company’s Common Stock for the prior eight calendar quarters and is based upon information provided by Nasdaq.

	Prices of Common Stock
	High	Low	Dividends Paid
Calendar Quarter Ended
March 31, 2006	$11.99	$11.34	$0.07
June 30, 2006	12.20	11.71	0.07
September 30, 2006	12.55	11.57	0.07
December 31, 2006	13.30	12.31	0.07

	Prices of Common Stock
	High	Low	Dividends Paid
Calendar Quarter Ended
March 31, 2005	$12.98	$11.09	$0.06
June 30, 2005	11.74	11.01	0.06
September 30, 2005	11.94	11.12	0.06
December 31, 2005	11.80	11.12	0.06

As of December 31, 2006, the Company had 865 stockholders of record.

Set forth below is information relating to the Company’s common stock repurchase activity during the fourth quarter of 2006.

Month	Total Number of Shares Purchased	Average Price Paid per share	Total shares purchased as part of a publicly announced program or plan	Maximum number of shares that may yet be purchased under the program or plan

October	3,310	$12.81	499,247	467,830
November	7,157	12.92	506,404	460,673
December	62,564	13.09	568,968	398,109

Set forth below is information as of December 31, 2005 regarding equity compensation plans. Other than the ESOP, the Company does not have any equity compensation plans that were not approved by its stockholders.

Plan	Number of securities to be issued upon exercise of outstanding options and rights	Weighted average exercise price	Number of securities remaining available for issuance under plan
Equity compensation plans approved by stockholders	680,426	$11.15	119,231
Equity compensation plans not approved by stockholders	—	—	—
Total	680,426	$11.15	119,231

Set forth below is a stock performance graph comparing our cumulative total return on our common stock since we commenced trading with the Nasdaq market index and the SNL MHC Thrift index.

Cheviot Financial Corp.

Index	01/06/04	12/31/04	06/30/05	12/31/05	06/30/06	12/31/06
Cheviot Financial Corp.	100.00	128.14	117.66	121.39	125.89	140.45
NASDAQ Composite	100.00	106.80	100.81	108.75	107.57	106.41
SNL MHC Thrift Index	100.00	114.35	114.38	117.48	133.12	160.88

ITEM 6.     SELECTED FINANCIAL DATA

The Selected Financial Data is incorporated by reference to the Annual Report to Shareholders included as Exhibit 13 to this Form 10-K.

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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

Under the supervision and with the participation of our management, including our Chief Executive Officer, President and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the fiscal year (the “Evaluation Date”). Based upon that evaluation, the Chief Executive Officer, President and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in timely alerting them to the material information relating to us (or our consolidated subsidiaries) required to be included in our periodic SEC filings.

(b)    Changes in internal controls.

There were no significant changes made in our internal controls during the period covered by this report or, to our knowledge, in other factors that could significantly affect these controls subsequent to the date of their evaluation.

See the Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

ITEM 9B.     OTHER INFORMATION

None.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information concerning Directors of the Company is incorporated herein by reference from the Company’s definitive Proxy Statement (the “Proxy Statement”), specifically the section captioned “Proposal I—Election of Directors.” In addition, see “Executive Officers of Cheviot Financial Corp.” in Item 1 for information concerning the Company’s executive officers. Information concerning corporate governance matters is incorporated by reference from the Company’s Proxy Statement.

The Board of Directors has adopted a Code of Ethics, applicable to the Chief Executive Officer and Chief Financial Officer. The Code of Ethics may be accessed through our website at www.cheviotsavings.com and is filed as Exhibit 14 hereto.

ITEM 11.     EXECUTIVE COMPENSATION

Information concerning executive compensation is incorporated herein by reference from the Company’s Proxy Statement, specifically the section captioned “Executive Compensation.”

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information concerning security ownership of certain owners and management is incorporated herein by reference from the Company’s Proxy Statement, specifically the section captioned “Voting Securities and Principal Holder Thereof.”

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information concerning relationships and transactions, and director independence, is incorporated herein by reference from the Company’s Proxy Statement, specifically the sections captioned “Transactions with Certain Related Persons” and “Proposal I-Election of Directors.”

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information concerning principal accountant fees and services is incorporated herein by reference from the Company’s Proxy Statement under the caption “Proposal II-Ratification of Independent Registered Public Accountants.”

PART IV

ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The exhibits and financial statement schedules filed as a part of this Form 10-K are as follows:

(a)(1)     Financial Statements

•	Report of Independent Registered Public Accounting Firm.
•	Consolidated Statements of Financial Condition at December 31, 2006 and 2005.
•	Consolidated Statements of Earnings for the Years Ended December 31, 2006, 2005 and 2004.
•	Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2006, 2005 and 2004.
•	Consolidated Statements of Shareholders Equity for the Years Ended December 31, 2006, 2005 and 2004.
•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2006, 2005 and 2004.
•	Notes to Consolidated Financial Statements.

(a)(2)     Financial Statement Schedules

                             No financial statement schedules are filed because the required information is not applicable or is included in the consolidated financial statements or related notes.

(a)(3)     Exhibits

13	Annual Report to Shareholders
14	Code of Ethics*
21	Subsidiaries of the Registrant
23	Auditors’ Consent
31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)       The exhibits listed under (a)(3) above are filed herewith.

(c)       Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHEVIOT FINANCIAL CORP.

Date: March 29, 2007	By: /s/ Thomas J. Linneman
Thomas J. Linneman,
President and Chief Executive Officer
and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By: /s/ Thomas J. Linneman	By: /s/ Scott T. Smith
Thomas J. Linneman, President	Scott T. Smith, Chief Financial Officer
and Chief Executive Officer	(principal financial officer and principal accounting officer)

Date: March 29, 2007	Date: March 29, 2007

By: /s/ Edward L. Kleemeier	By: /s/ John T. Smith
Edward L. Kleemeier, Director	John T. Smith, Director

Date: March 29, 2007	Date: March 29, 2007

By: /s/ Robert Thomas	By: /s/ James E. Williamson
Robert Thomas, Director	James E. Williamson, Director

Date: March 29, 2007	Date: March 29, 2007

By:/s/ Steven R. Hausfeld
Steven R. Hausfeld, Director

Date:   March 29, 2007