Form 10-Q
period 2007-03-31
CHEVIOT FINANCIAL CORP
filed 2007-05-11
CIK 1248124

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                 March 31, 2007
                                ------------------------------------------------

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

Yes [   ]         No  [X]


As of May 8, 2007, the latest practicable date, 9,269,826 shares of the registrant's common stock, $.01 par value, were issued and outstanding.

                                INDEX

                                                                            Page

PART I  -      FINANCIAL INFORMATION

               Consolidated Statements of Financial Condition              3

               Consolidated Statements of Earnings                         4

               Consolidated Statements of Comprehensive Income             5

               Consolidated Statements of Cash Flows                       6

               Notes to Consolidated Financial Statements                  8

               Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations                                                 15

               Quantitative and Qualitative Disclosures about
               Market Risk                                                18

               Controls and Procedures                                    18

PART II  -      OTHER INFORMATION                                         19

SIGNATURES                                                                20

                             Cheviot Financial Corp.

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                        (In thousands, except share data)

                                                                                          March 31,        December 31,
         ASSETS                                                                             2007                2006
                                                                                        (Unaudited)

Cash and due from banks                                                                    $  2,900          $    2,736
Federal funds sold                                                                            4,601               2,640
Interest-earning deposits in other financial institutions                                     1,467                 114
                                                                                          ---------          ----------
         Cash and cash equivalents                                                            8,968               5,490

Investment securities available for sale - at fair value                                     11,076               9,085
Investment securities held to maturity - at cost, approximate market value of $22,860 and $24,739 at March 31, 2007
  and December 31, 2006, respectively                                                        23,099              25,099
Mortgage-backed securities available for sale - at fair value                                   962               1,042
Mortgage-backed securities held to maturity - at cost, approximate market value of $13,052 and $14,251 at March 31, 2007 and
  December 31, 2006, respectively                                                            12,970              14,237
Loans receivable - net                                                                      243,179             241,013
Loans held for sale - at lower of cost or market                                                371                 165
Real estate acquired through foreclosure - net                                                  359                  -
Office premises and equipment - at depreciated cost                                           5,328               5,397
Federal Home Loan Bank stock - at cost                                                        3,238               3,238
Accrued interest receivable on loans                                                          1,065               1,073
Accrued interest receivable on mortgage-backed securities                                        61                  65
Accrued interest receivable on investments and interest-earning deposits                        305                 439
Prepaid expenses and other assets                                                               441                 183
Bank-owned life insurance                                                                     3,286               3,254
                                                                                          ---------           ---------

         Total assets                                                                      $314,708            $309,780
                                                                                          =========           =========

         LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits                                                                                   $212,503            $205,450
Advances from the Federal Home Loan Bank                                                     28,054              29,236
Advances by borrowers for taxes and insurance                                                   830               1,203
Accrued interest payable                                                                        114                 115
Accounts payable and other liabilities                                                          946               1,039
Accrued federal income taxes                                                                    175                  49
Deferred federal income taxes                                                                   457                 488
                                                                                         ----------          ----------
         Total liabilities                                                                  243,079             237,580

Shareholders' equity
  Preferred stock - authorized 5,000,000 shares, $.01 par value; none issued
  Common stock - authorized 30,000,000 shares, $.01 par value;
    9,918,751 shares issued at March 31, 2007 and December 31, 2006                              99                  99
  Additional paid-in capital                                                                 43,192              43,113
  Shares acquired by stock benefit plans                                                     (4,329)             (4,329)
  Treasury stock - at cost, 610,573 and 568,968 shares at March 31, 2007
    and December 31, 2006, respectively                                                      (7,396)             (6,846)
  Retained earnings - restricted                                                             40,078              40,171
  Accumulated comprehensive loss, unrealized losses on securities
    available for sale, net of related tax effects                                              (15)                 (8)
                                                                                        -----------        ------------
         Total shareholders' equity                                                          71,629              72,200
                                                                                        -----------        ------------

         Total liabilities and shareholders' equity                                        $314,708            $309,780
                                                                                        ===========        ============



See accompanying notes to consolidated financial statements.

                             Cheviot Financial Corp.

                 CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)

               For the three months ended March 31, 2007 and 2006
                      (In thousands, except per share data)


                                                                                               2007                2006
Interest income
  Loans                                                                                      $3,683              $3,323
  Mortgage-backed securities                                                                    187                 214
  Investment securities                                                                         396                 265
  Interest-earning deposits and other                                                            70                  42
                                                                                            -------             -------
         Total interest income                                                                4,336               3,844

Interest expense
  Deposits                                                                                    1,905               1,221
  Borrowings                                                                                    344                 387
                                                                                            -------             -------
         Total interest expense                                                               2,249               1,608
                                                                                            -------             -------

         Net interest income                                                                  2,087               2,236

Other income
  Rental                                                                                         12                  11
  Gain on sale of loans                                                                          14                   7
  Earnings on bank-owned life insurance                                                          32                  37
  Other operating                                                                                71                  65
                                                                                            -------             -------
         Total other income                                                                     129                 120

General, administrative and other expense
  Employee compensation and benefits                                                          1,116               1,019
  Occupancy and equipment                                                                       148                 101
  Data processing                                                                                80                  67
  Property, payroll and other taxes                                                             218                 206
  Legal and professional                                                                        118                 102
  Advertising                                                                                    44                  44
  Other operating                                                                               203                 141
                                                                                            -------             -------
         Total general, administrative and other expense                                      1,927               1,680
                                                                                            -------             -------

         Earnings before federal income taxes                                                   289                 676

Federal income taxes
  Current                                                                                       110                 217
  Deferred                                                                                      (27)                 (2)
                                                                                            -------             -------
         Total federal income taxes                                                              83                 215
                                                                                            -------             -------

         NET EARNINGS                                                                       $   206             $   461
                                                                                            =======             =======

         EARNINGS PER SHARE
           Basic                                                                            $   .02             $   .05
                                                                                            =======             =======

           Diluted                                                                          $   .02             $   .05
                                                                                            =======             =======

           Dividends declared per share                                                     $   .08             $   .07
                                                                                            =======             =======

See accompanying notes to consolidated financial statements.

                            Cheviot Financial Corp.

           CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

               For the three months ended March 31, 2007 and 2006
                                 (In thousands)


                                                                                               2007                  2006

Net earnings for the period                                                                    $206                  $461

Other comprehensive loss, net of related tax benefits:
  Unrealized holding losses on securities during the period, net of tax benefits of $(4) and $(2) for the periods
    ended March 31, 2007 and 2006                                                                (7)                   (3)
                                                                                              -----                 -----

Comprehensive income                                                                           $199                  $458
                                                                                              =====                 =====

Accumulated comprehensive loss                                                                 $(15)                 $(11)
                                                                                              =====                  =====

See accompanying notes to consolidated financial statements.

                             Cheviot Financial Corp.

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

               For the three months ended March 31, 2007 and 2006
                                 (In thousands)


                                                                                               2007                2006
Cash flows from operating activities:
  Net earnings for the period                                                               $   206           $     461
  Adjustments to reconcile net earnings to net cash (used in)
  provided by operating activities:
    Amortization of premiums and discounts on investment
      and mortgage-backed securities, net                                                        (3)                 -
    Depreciation                                                                                 82                  53
    Amortization of deferred loan origination fees - net                                         -                   (9)
    Proceeds from sale of loans in the secondary market                                       1,387                 744
    Loans originated for sale in the secondary market                                        (1,594)               (900)
    Amortization of expense related to stock benefit plans                                       19                  11
    Gain on sale of loans                                                                       (14)                 (7)
    Federal Home Loan Bank stock dividends                                                       -                  (43)
    Net increase in cash surrender value of bank-owned  life insurance                          (32)                (37)
    Increase (decrease) in cash due to changes in:
      Accrued interest receivable on loans                                                        8                 (68)
      Accrued interest receivable on mortgage-backed securities                                   4                   4
      Accrued interest receivable on investments and interest-earning deposits                  134                  62
      Prepaid expenses and other assets                                                        (258)               (258)
      Accrued interest payable                                                                   (1)                 -
      Accounts payable and other liabilities                                                    (93)                (59)
      Federal income taxes
        Current                                                                                 125                 324
        Deferred                                                                                (27)                 (2)
                                                                                            -------             -------
         Net cash flows (used in) provided by operating activities                              (57)                276

Cash flows used in investing activities:
  Principal repayments on loans                                                               6,410               7,077
  Loan disbursements                                                                         (8,920)            (12,725)
  Purchase of investment securities                                                          (4,001)                 -
  Proceeds from maturity of investment securities                                             4,000                  -
  Principal repayments on mortgage-backed securities                                          1,350               1,443
  Purchase of office premises and equipment                                                     (13)               (438)
                                                                                            -------             -------
         Net cash flows used in investing activities                                         (1,174)             (4,643)

Cash flows provided by financing activities:
  Net increase in deposits                                                                    7,053               2,090
  Proceeds from Federal Home Loan Bank advances                                                  -                2,000
  Repayments on Federal Home Loan Bank advances                                              (1,182)             (1,318)
  Advances by borrowers for taxes and insurance                                                (373)               (409)
  Stock option expense, net                                                                      60                  59
  Treasury stock repurchases                                                                   (550)             (1,002)
  Dividends paid on common stock                                                               (299)               (292)
                                                                                             ------              ------
         Net cash flows provided by financing activities                                      4,709               1,128
                                                                                             ------              ------

Net increase (decrease) in cash and cash equivalents                                          3,478              (3,239)

Cash and cash equivalents at beginning of period                                              5,490               9,103
                                                                                             ------              ------

Cash and cash equivalents at end of period                                                   $8,968              $5,864
                                                                                             ======              ======


See accompanying notes to consolidated financial statements.

                             Cheviot Financial Corp.

               For the three months ended March 31, 2007 and 2006
                                 (In thousands)


                                                                                               2007                2006

Supplemental disclosure of cash flow information: Cash paid during the period for:
    Federal income taxes                                                                     $   -               $  208
                                                                                              =====              ======

    Interest on deposits and borrowings                                                      $2,250              $1,608
                                                                                              =====              ======

Supplemental disclosure of non-cash investing activities:
  Transfer from loans to real estate acquired through foreclosure                            $  359              $   -
                                                                                             ======              ======

Recognition of mortgage servicing rights in
   accordance with SFAS No. 140                                                              $    5              $    6
                                                                                             ======              ======

See accompanying notes to consolidated financial statements.

                             Cheviot Financial Corp.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               For the three months ended March 31, 2007 and 2006


1. Basis of Presentation

Cheviot Financial Corp. ("Cheviot Financial" or the "Corporation") is a financial holding company, the principal asset of which consists of its ownership of Cheviot Savings Bank (the "Savings Bank"). The Savings Bank conducts a general banking business in southwestern Ohio which consists of attracting deposits and applying those funds to the origination of primarily real estate loans. The Corporation is 55% owned by Cheviot Mutual Holding Company. Cheviot Savings' profitability is significantly dependent on net interest income, which is the difference between interest income from interest-earning assets and the interest expense paid on interest-bearing liabilities. Net interest income is affected by the relative amount of interest-earning assets and interest-bearing liabilities and the interest received or paid on these balances.

The accompanying unaudited financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. Accordingly, these consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Cheviot Financial included in the Annual Report on Form 10-K for the year ended December 31, 2006. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three month period ended March 31, 2007, are not necessarily indicative of the results which may be expected for the entire year.

2. Principles of Consolidation

The accompanying consolidated financial statements as of and for the three months ended March 31, 2007, include the accounts of the Corporation and its wholly-owned subsidiary, the Savings Bank. All significant intercompany items have been eliminated.

3. Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, scheduled amortization and prepayments of loan principal and mortgage-backed securities, maturities and calls of securities and funds provided by our operations. In addition, we may borrow from the Federal Home Loan Bank of Cincinnati. At March 31, 2007 and December 31, 2006, we had $28.1 million and $29.2 million, respectively, in outstanding borrowings from the Federal Home Loan Bank of Cincinnati and had the capacity to increase such borrowings at those dates by approximately $110.1 million and $110.3 million.

Loan repayments and maturing securities are a relatively predictable source of funds. However, deposit flows, calls of securities and prepayments of loans and mortgage-backed securities are strongly influenced by interest rates, general and local economic conditions and competition in the marketplace. These factors reduce the predictability of these sources of funds.

                             Cheviot Financial Corp.

               For the three months ended March 31, 2007 and 2006


3. Liquidity and Capital Resources (continued)

Our primary investing activities are the origination of one- to four-family real estate loans, commercial real estate, construction and consumer loans, and, to a lesser extent, the purchase of securities. For the three months ended March 31, 2007, loan originations totaled $10.5 million, compared to $13.6 million for the three months ended March 31, 2006.

Total deposits increased $7.1 million and $2.1 million during the three months ended March 31, 2007 and 2006. Deposit flows are affected by the level of interest rates, the interest rates and products offered by competitors and other factors.

The  following  table  sets  forth   information   regarding  the  Corporation's
obligations and commitments to make future payments under contract as of March 31, 2007.


                                                                        Payments due by period
                          Less More than More than More
                                than 1-3 4-5 than
                                                             1 year      years         years        5 years       Total
                                                                                 (In thousands)

    Contractual obligations:
      Advances from the Federal Home Loan Bank          $       -       $     -           $-       $28,054    $  28,054
      Certificates of deposit                              124,947        22,454          428           -       147,829

    Amount of loan commitments and expiration per period:
      Commitments to originate one- to four-family
        loans                                                2,390            -            -            -         2,390
      Home equity lines of credit                           11,015            -            -            -        11,015
      Undisbursed loans in process                           5,905            -            -            -         5,905
      Lease obligations                                          3            -            -            -             3
                                                          --------       -------           --      -------     --------

         Total contractual obligations                    $144,260       $22,454         $428      $28,054     $195,196
                                                          ========       =======         ====      =======     ========




We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of maturing time deposits will be retained.
                                       9

                             Cheviot Financial Corp.

               For the three months ended March 31, 2007 and 2006


3. Liquidity and Capital Resources (continued)

At March 31, 2007 and 2006, we exceeded all of the applicable regulatory capital requirements. Our core (Tier 1) capital was $51.7 million and $49.2 million, or 16.4% and 16.8% of total assets at March 31, 2007 and 2006, respectively. In order to be classified as "well-capitalized" under federal banking regulations, we were required to have core capital of at least $18.9 million, or 6.0% of assets as of March 31, 2007. To be classified as a well-capitalized bank, we must also have a ratio of total risk-based capital to risk-weighted assets of at least 10.0%. At March 31, 2007 and 2006, we had a total risk-based capital ratio of 32.8% and 34.4%, respectively.

4. Earnings Per Share

Basic earnings per share is computed based upon the weighted-average common shares outstanding during the period, less shares in the ESOP that are unallocated and not committed to be released plus shares in the ESOP that have been allocated. Weighted-average common shares deemed outstanding gives effect to 249,954 and 285,661 unallocated shares held by the ESOP for the three months ended March 31, 2007 and 2006, respectively.

                                                      For the three months ended
                                                                  March 31,
                                                             2007           2006

    Weighted-average common shares
      outstanding (basic)                               9,082,356      9,363,410

    Dilutive effect of assumed exercise
      of stock options                                    120,429         16,468
                                                       ----------    -----------

    Weighted-average common shares
      outstanding (diluted)                             9,202,785      9,379,878
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

                             Cheviot Financial Corp.

               For the three months ended March 31, 2007 and 2006


5. Stock Option Plan (continued)

The Corporation adopted the provisions of SFAS No. 123(R) effective January 1, 2006, using the modified prospective transition method, and therefore has not restated its financial statements for prior periods. Under this method, the Corporation has applied the provisions of SFAS No. 123(R) to new equity-based awards and to equity-based awards modified, repurchased, or cancelled after January 1, 2006. In addition, the Corporation will recognize compensation cost for the portion of equity-based awards for which the requisite service period has not been rendered ("unvested equity-based awards") that are outstanding as of January 1, 2006. The compensation cost recorded for unvested equity-based awards is based on their grant-date fair value. For the three months ended March 31, 2007, the Corporation recorded $43,000 in after-tax compensation cost for equity-based awards that vested during the three months ended March 31, 2007. The Corporation has $810,000 unrecognized pre-tax compensation cost related to non-vested equity-based awards granted under its stock incentive plan as of March 31, 2007, which is expected to be recognized over a weighted-average vesting period of approximately 3.2 years.

A summary of the status of the Corporation's stock option plan as of March 31, 2007, and changes during the period then ended is presented below:


                                                                   Three months ended                   Year ended
                                                                     March 31, 2007                  December 31, 2006
                                                                                Weighted-                       Weighted-
                                                                                 average                         average
                                                                                exercise                        exercise
                                                                  Shares          price           Shares          price

    Outstanding at beginning of period                            389,760       $11.17             383,700      $11.15
    Granted                                                            -              -              6,060       12.12
    Exercised                                                          -              -                 -            -
    Forfeited                                                          -              -                 -            -
                                                                ---------       -------           --------      -------

    Outstanding at end of period                                  389,760       $11.17             389,760      $11.17
                                                                =========       =======           ========      =======

    Options exercisable at period-end                              76,740       $11.15              76,740      $11.15
                                                                =========       =======           ========      ======

    Options expected to be exercisable at year-end

    Fair value of options granted                                               $    -                          $ 2.97
                                                                                =======                         ======

    The following information applies to options outstanding at March 31, 2007:

    Number outstanding                                                                                            389,760
    Exercise price                                                                                        $11.15 - $12.12
    Weighted-average exercise price                                                                                $11.17
    Weighted-average remaining contractual life                                                                 8.2 years
    Aggregate intrinsic value of vested options                                                                  $152,400


The expected term of options is based on evaluations of historical and expected future employee exercise behavior. The risk free interest rate is based upon the U.S. Treasury rates at the date of grant with maturity dates approximately equal to the expected life at grant date. Volatility is based upon the historical volatility of the Corporation's stock.

                             Cheviot Financial Corp.

               For the three months ended March 31, 2007 and 2006


5. Stock Option Plan (continued)

The fair value of each option was estimated on the date of grant using the modified Black-Scholes options pricing model with the following weighted-average assumptions used for grants in 2006: dividend yield of 2.31%, expected volatility of 14.43%, risk-free interest rate of 5.07% and an expected life of 10 years for each grant.

The effects of expensing stock options is reported in "cash provided by financing activities" in the Consolidated Statements of Cash Flows.

6. Income Taxes

The Corporation adopted the provisions of FASB Interpretation 48, "Accounting for Uncertainty in Income Taxes," on January 1, 2007. Previously, the Corporation had accounted for tax contingencies in accordance with Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies." As required by Interpretation 48, which clarifies Statement No. 109, "Accounting for Income Taxes," the Corporation recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, the Corporation applied Interpretation 48 to all tax positions for which the stature of limitations remained open. As a result of the implementation of Interpretation 48, the Corporation was not required to record any liability for unrecognized tax benefits as of January 1, 2007. There have been no material changes in unrecognized tax benefits since January 1, 2007. As stated in the Annual Report, the only known tax attribute which can influence the Corporation's effective tax rate is the utilization of charitable contribution carryforwards.

The Corporation is subject to income taxes in the U.S. federal jurisdiction, as well as various state jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, the Corporation is no longer subject to U.S. federal, state and local, or non U.S. income tax examinations by tax authorities for the years before 2003.

The Corporation will recognize, if applicable, interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.

7. Effects of Recent Accounting Pronouncements

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

                             Cheviot Financial Corp.

               For the three months ended March 31, 2007 and 2006


7. Effects of Recent Accounting Pronouncements (continued)

SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, or January 1, 2007 as to the Corporation, with earlier application allowed. The Corporation adopted SFAS No. 155 as of January 1, 2007 without material effect on the Corporation's financial position or results of operations.

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

    SFAS No. 156 applies to all separately recognized servicing assets and liabilities acquired or issued after the beginning of an entity's fiscal year that begins after September 15, 2006, or January 1, 2007 as to the Corporation, with earlier application permitted. The Corporation adopted SFAS No. 156 as of January 1, 2007, applying the amortization method without financial statement effect. The Corporation's mortgage servicing rights totaled less than $75,000 at March 31, 2007, and therefore, the remaining disclosures required under SFAS No. 156 have been omitted based on materiality.

In July 2006, the FASB issued FASB Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes." The interpretation clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." Specifically, FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax provision taken or expected to be taken on a tax return. FIN 48 also provides guidance on the related derecognition, classification, interest and penalties, accounting for interim periods, disclosure, and transition of uncertain tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006, or January 1, 2007 as to the Corporation. The Corporation has adopted FIN 48 without material adverse effect on the Corporation's financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement emphasizes that fair value is a market-based measurement and should be determined based on assumptions that a market participant would use when pricing an asset or liability. This Statement clarifies that

                             Cheviot Financial Corp.

               For the three months ended March 31, 2007 and 2006


7. Effects of Recent Accounting Pronouncements (continued)

market participant assumptions should include assumptions about risk as well as the effect of a restriction on the sale or use of an asset. Additionally, this Statement establishes a fair value hierarchy that provides the highest priority to quoted prices in active markets and the lowest priority to unobservable data. This Statement is effective for fiscal years beginning after November 15, 2007, or January 1, 2008 as to the Company, and interim periods within those fiscal years. The adoption of this Statement is not expected to have a material adverse effect on the Company's financial position or results of operations.

In September 2006, the FASB ratified the Emerging Issues Task Force's (EITF) Issue 06-4, "Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements," which requires companies to recognize a liability and related compensation costs for endorsement split-dollar life insurance policies that provide a benefit to an employee extending to postretirement periods. The liability should be recognized based on the substantive agreement with the employee. This Issue is effective beginning January 1, 2008. The Issue can be applied as either a change in accounting principle through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption, or a change in accounting principle through retrospective application to all periods. The Corporation is in the process of evaluating the impact the adoption of Issue 06-4 will have on the financial statements.

In September 2006, the FASB ratified a consensus opinion reached by the EITF on EITF Issue 06-5, "Accounting for Purchases of Life Insurance - Determining the Amount that Could be Realized in Accordance with FASB Technical Bulletin No. 85-4." The guidance in EITF Issue 06-5 requires policyholders to consider other amounts included in the contractual terms of an insurance policy, in addition to cash surrender value, for purposes of determining the amount that could be realized under the terms of the insurance contract. If it is probable that contractual terms would limit the amount that could be realized under the insurance contract, those contractual limitations should be considered when determining the realizable amounts. The amount that could be realized under the insurance contract should be determined on an individual policy (or certificate) level and should include any amount realized on the assumed surrender of the last individual policy or certificate in a group policy.

The Company holds several life insurance policies, however, the policies do not contain any provisions that would restrict or reduce the cash surrender value of the policies. The consensus in EITF Issue 06-5 is effective for fiscal years beginning after December 15, 2006. The Corporation applied the guidance in EITF Issue 06-5 effective January 1, 2007 which did not have any effect on the Corporation's financial statements.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115." This Statement allows companies the choice to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board's long-term measurement objectives for accounting for financial instruments. This Statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007, or January 1, 2008 as to the Corporation, and interim periods within those fiscal years. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157, "Fair Value Measurements." The Corporation is currently evaluating the impact the adoption of SFAS No. 159 will have on the financial statements.

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

Discussion of Financial Condition Changes at December 31, 2006 and at March 31, 2007
--------------------------------------------------------------------------------

Total assets increased $4.9 million, or 1.6%, to $314.7 million at March 31, 2007, from $309.8 million at December 31, 2006. The increase in total assets reflects an increase in cash and cash equivalents and loans receivable, which were partially offset by a decrease in investment securities and mortgage-backed securities.

Cash, federal funds sold and interest-earning deposits increased $3.5 million, or 63.4%, to $9.0 million at March 31, 2007, from $5.5 million at December 31, 2006. The increase in cash and cash equivalents at March 31, 2007, was due to a $164,000 increase in cash and cash due from banks, an increase in federal funds sold of $2.0 million and an increase in interest earning deposits of $1.4 million. Investment securities decreased $9,000 to $34.2 million at March 31, 2007. At March 31, 2007, $23.1 million of investment securities were classified as held to maturity, while $11.1 million were classified as available for sale.

Mortgage-backed securities decreased $1.3 million, or 8.8%, to $13.9 million at March 31, 2007, from $15.3 million at December 31, 2006. The decrease in mortgage-backed securities was due primarily to principal prepayments and repayments totaling $1.4 million. At March 31, 2007, $13.0 million of mortgage-backed securities were classified as held to maturity, while $962,000 were classified as available for sale. Management has focused on investing in shorter term instruments in an effort to enhance the Corporation's liquidity in the current inverted yield curve interest rate environment.

Loans receivable, including loans held for sale, increased $2.4 million, or 1.0%, to $243.6 million at March 31, 2007, from $241.2 million at December 31, 2006. The increase reflects loan originations totaling $10.5 million, partially offset by loan principal repayments of $6.4 million and sales of $1.4 million.

The allowance for loan losses totaled $833,000 at both March 31, 2007 and December 31, 2006. In determining the adequacy of the allowance for loan losses at any point in time, management and the board of directors apply a systematic process focusing on the risk of loss in the portfolio. First, the loan portfolio is segregated by loan types to be evaluated collectively and loan types to be evaluated individually. Delinquent multi-family and commercial loans are evaluated individually for potential impairments in their carrying value. Second, the allowance for loan losses entails utilizing our historic loss experience by applying such loss percentage to the loan types to be collectively evaluated in the portfolio. This segment of the loss analysis resulted in no addition to the provision for loss for the quarter ended March 31, 2007. The analysis of the allowance for loan losses requires an element of judgment and is subject to the possibility that the allowance may need to be increased, with a corresponding reduction in earnings. To the best of management's knowledge, all known and inherent losses that are probable and that can be reasonably estimated have been recorded at March 31, 2007.
                                       15

                             Cheviot Financial Corp.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Discussion of Financial Condition Changes from December 31, 2006 to March 31, 2007 (continued)

Non-performing and impaired loans totaled $371,000 and $281,000 at March 31, 2007 and December 31, 2006, respectively. At March 31, 2007, non-performing and impaired loans were comprised solely of six loans secured by one- to four-family residential real estate. The allowance for loan losses represented 224.5% and
296.4 % of non-performing and impaired loans at March 31, 2007 and December 31, 2006, respectively. Although management believes that the Corporation's allowance for loan losses conforms with generally accepted accounting principles based upon the available facts and circumstances, there can be no assurance that additions to the allowance will not be necessary in future periods, which would adversely affect our results of operations.

Deposits increased $7.1 million, or 3.4%, to $212.5 million at March 31, 2007, from $205.5 million at December 31, 2006. Advances from the Federal Home Loan Bank of Cincinnati decreased by $1.2 million, or 4.0%, to $28.1 million at March 31, 2007, from $29.2 million at December 31, 2006. Deposit growth allowed for the repayment of advances from the Federal Home Loan Bank.

Shareholders' equity decreased $571,000, or 0.8%, to $71.6 million at March 31, 2007, from $72.2 million at December 31, 2006. The decrease primarily resulted from the repurchase of treasury shares of $550,000 and dividends paid of $299,000, which were partially offset by net earnings of $206,000. At March 31, 2007, Cheviot Financial had the ability to purchase an additional 356,504 shares under its announced stock repurchase plan.

Comparison of Operating Results for the Three-Month Periods Ended March 31, 2007 and 2006
--------------------------------------------------------------------------------

General

Net earnings for the three months ended March 31, 2007 totaled $206,000, a $255,000 decrease from the $461,000 net earnings reported in the March 2006 period. The decrease in net earnings reflects a decrease in net interest income of $149,000 and an increase of $247,000, in general, administrative and other expenses, which were partially offset by an increase in other income of $9,000 and a decrease of $132,000 in federal income taxes for the 2007 quarter.

Net Interest Income

Total interest income increased $492,000, or 12.8%, to $4.3 million for the three-months ended March 31, 2007, from the comparable quarter in 2006. Interest income on loans increased $360,000, or 10.8%, to $3.7 million during the 2007 period from $3.3 million for the 2006 period. This increase was due primarily to a $16.8 million, or 7.4%, increase in the average balance of loans outstanding, and a 19 basis point increase in the weighted-average yield on loans to 6.07% for 2007 quarter from 5.88% for the three months ended March 31, 2006.

Interest income on mortgage-backed securities decreased $27,000, or 12.6%, to $187,000 for the three months ended March 31, 2007, from $214,000 for the 2006 quarter, due primarily to a $6.2 million decrease in the average balance of securities outstanding, which was partially offset by a 104 basis point increase in the average yield period to period. Interest income on investment securities increased $131,000, or 49.4%, to $396,000 for the three months ended March 31, 2007, compared to $265,000 for the same quarter in 2006, due primarily to a 126 basis point increase in the average yield to 5.17% in the 2007 quarter, and an increase of $3.6 million, or 13.1% in the average balance of investment securities outstanding. Interest income on other interest-earning deposits increased $28,000, or 66.7% to $70,000 for the three months ended March 31, 2007.

                             Cheviot Financial Corp.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Three-Month Periods Ended March 31, 2007 and 2006 (continued)
--------------------------------------------------------------------------------

Net Interest Income (continued)

Interest expense increased $641,000, or 39.9%, to $2.2 million for the three months ended March 31, 2007, from $1.6 million for the same period in 2006. Interest expense on deposits increased by $684,000, or 56.0%, to $1.9 million from $1.2 million due primarily to a 95 basis point increase in the weighted average costs of deposits to 3.69% during the 2007 period and a $28.2 million, or 15.8%, increase in the weighted-average balance outstanding. Interest expense on borrowings decreased by $43,000, or 11.1%, due primarily to a $4.6 million, or 13.8%, decrease in the average balance outstanding, which was partially offset by a 15 basis point increase in the average cost of borrowings. The increase in the yields on interest-earning assets and costs of interest-bearing liabilities were due primarily to the overall increase in interest rates during the March 2007 quarter.

As a result of the foregoing changes in interest income and interest expense, net interest income decreased by $149,000, or 6.7%, to $2.1 million for the three months ended March 31, 2007. The average interest rate spread decreased to 2.08% for the three months ended March 31, 2007 from 2.51% for the three months ended March 31, 2006. The net interest margin decreased to 2.84% for the three months ended March 31, 2007 from 3.23% for the three months ended March 31, 2006.

Provision for Losses on Loans

As a result of the allowance for loan losses analysis described elsewhere in this document, management concluded that the allowance for loan loss was adequate, and therefore, did not record a provision for losses on loans for the three-months ended March 31, 2007 and 2006. There can be no assurance that the loan loss allowance will be sufficient to cover losses on non-performing loans in the future.

Other Income

Other income increased $9,000, or 7.5%, to $129,000 for the three months ended March 31, 2007, compared to the same quarter in 2006, due primarily to an increase in the gain on the sale of loans of $7,000 and an increase of $6,000 in other operating income, which were partially offset by a decrease in earnings on bank owned life insurance of $5,000.

General, Administrative and Other Expense

General, administrative and other expense increased $247,000, or 14.7%, to $1.9 million for the three months ended March 31, 2007, from $1.7 million for the comparable quarter in 2006. This increase is a result of an increase of $97,000 in employee compensation and benefits, a $47,000 increase in occupancy and equipment, a $16,000 increase in legal and professional services and an increase of $62,000 in other operating expense. The increase in employee compensation and benefits is due primarily to an increase in the number of employees reflecting the growth of the Corporation's franchise. The increase in occupancy and equipment is due primarily to expense incurred for the operation of the two new branches opened in the latter quarters of 2006. The increase in legal and professional services was due primarily to expenses incurred for litigation proceedings wherein the Corporation was defending its security interest in collateral. The Corporation has reached a settlement regarding this litigation for $50,000, accounting for the majority of the increase in other operating expense for the 2007 three month period.

                             Cheviot Financial Corp.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Three-Month Periods Ended March 31, 2007 and 2006 (continued)
--------------------------------------------------------------------------------

Federal Income Taxes

The provision for federal income taxes decreased $132,000, or 61.4%, to $83,000 for the three months ended March 31, 2007, from $215,000 for the same quarter in 2006, due primarily to a $387,000, or 57.2%, decrease in pre-tax earnings. The effective tax rate was 28.7% and 31.8% for the three month periods ended March 31, 2007 and 2006. The difference between the Corporation's effective tax rate in the 2007 and 2006 periods and the 34% statutory corporate rate is due primarily to the tax-exempt earnings on bank-owned life insurance.


ITEM 3            QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change in the Corporation's market risk since the Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2006.


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

There were no changes in the Corporation's internal controls or in other factors that could materially affect, or could reasonably be likely to materially affect, these controls subsequent to the date of their evaluation by the Corporation's Chief Executive Officer and Chief Financial Officer.

                             Cheviot Financial Corp.

                                     PART II


ITEM 1.  Legal Proceedings

None.

ITEM 1A. Risk Factors

There have been no changes to the Corporation's risk factors since the filing of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2006.

ITEM 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities
--------------------------------------------------------------------------------

The Corporation announced a repurchase plan on September 13, 2006 which provides for the repurchase of 5% or 471,140 shares of our common stock. As of March 31, 2007, the Corporation had purchased 114,636 shares pursuant to the program.


                                                                  Total # of
                                                              shares purchased
                              Total            Average       as part of publicly
                           # of shares       price paid        announced plans
Period                      purchased         per share          or programs
------                      ---------         ---------         ------------

January 1-31, 2007           11,036             $13.15              84,067
February 1-28, 2007           9,292             $13.17              93,359
March 1 - 31, 2007           21,277             $13.26             114,636


ITEM 3.  Defaults Upon Senior Securities

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





Date:   May 11, 2007                   By: /s/ Thomas J. Linneman
       -------------------------           -----------------------------------
                                           Thomas J. Linneman
                                           President and Chief Executive Officer



Date:   May 11, 2007                   By: /s/ Scott T.Smith
       ------------------------           --------------------------------------
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


Date:  May 11, 2007                     /s/Thomas J. Linneman
                                        ----------------------------------------
                                        Thomas J. Linneman
                                        President and Chief Executive Officer
                                        (principal executive officer)

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


Date:  May 11, 2007                               /s/Scott T. Smith
                                                  ------------------------------
                                                  Scott T. Smith
                                                  Chief Financial Officer
                                                  (principal financial officer)

                                                                    Exhibit 32.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Cheviot Financial Corp. (the "Company"), on Form 10-Q for the period ended March 31, 2007, as filed with the Securities and Exchange Commission on the date of this Certification (the "Report"), I, Thomas J. Linneman, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

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


                           /s/Thomas J. Linneman
                           -----------------------------------------------------
                           Thomas J. Linneman
                           President and Chief Executive Officer

  Date:  May 11, 2007

                                                                    Exhibit 32.2

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Cheviot Financial Corp. (the "Company"), on Form 10-Q for the period ended March 31, 2007, as filed with the Securities and Exchange Commission on the date of this Certification (the "Report"), I, Scott T. Smith, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

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



                                                /s/Scott T. Smith
                                                --------------------------------
                                                Scott T. Smith
                                                Chief Financial Officer

     Date:  May 11, 2007