Form 10-Q
period 2007-06-30
CHEVIOT FINANCIAL CORP
filed 2007-08-08
CIK 1248124

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended           June 30, 2007
                                -----------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _______________

Commission File No. 0-50529

                             CHEVIOT FINANCIAL CORP.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

     Federal                                                    56-2423720
----------------------------------                          -------------------
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

Yes [  ]         No  [X]


As of August 7, 2007, the latest practicable date, 9,025,794 shares of the registrant's common stock, $.01 par value, were issued and outstanding.

                                      INDEX

                                                                       Page

PART I  -   FINANCIAL INFORMATION

            Consolidated Statements of Financial Condition              3

            Consolidated Statements of Earnings                         4

            Consolidated Statements of Comprehensive Income             5

            Consolidated Statements of Cash Flows                       6

            Notes to Consolidated Financial Statements                  8

            Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations                                                 15

            Quantitative and Qualitative Disclosures about
            Market Risk                                                21

            Controls and Procedures                                    21

PART II  -  OTHER INFORMATION                                          22

SIGNATURES                                                             24

                             Cheviot Financial Corp.

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                        (In thousands, except share data)

                                                                                           June 30,        December 31,
         ASSETS                                                                              2007              2006
                                                                                        (Unaudited)
Cash and due from banks                                                                  $    2,759          $    2,736
Federal funds sold                                                                            1,214               2,640
Interest-earning deposits in other financial institutions                                     1,469                 114
                                                                                          ---------            --------
         Cash and cash equivalents                                                            5,442               5,490

Investment securities available for sale - at fair value                                     13,936               9,085
Investment securities held to maturity - at cost, approximate market value of $22,862 and $24,739 at June 30, 2007
  and December 31, 2006, respectively                                                        23,100              25,099
Mortgage-backed securities available for sale - at fair value                                   933               1,042
Mortgage-backed securities held to maturity - at cost, approximate market value of $11,760 and $14,251 at June 30, 2007 and
  December 31, 2006, respectively                                                            11,673              14,237
Loans receivable - net                                                                      246,670             241,013
Loans held for sale - at lower of cost or market                                                 -                  165
Real estate acquired through foreclosure - net                                                  734                  -
Office premises and equipment - at depreciated cost                                           5,251               5,397
Federal Home Loan Bank stock - at cost                                                        3,238               3,238
Accrued interest receivable on loans                                                          1,068               1,073
Accrued interest receivable on mortgage-backed securities                                        58                  65
Accrued interest receivable on investments and interest-earning deposits                        545                 439
Prepaid expenses and other assets                                                               450                 183
Bank-owned life insurance                                                                     3,318               3,254
Prepaid federal income taxes                                                                     59                 -
                                                                                           --------            --------
         Total assets                                                                      $316,475            $309,780
                                                                                           ========            ========

         LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits                                                                                   $212,304            $205,450
Advances from the Federal Home Loan Bank                                                     32,521              29,236
Advances by borrowers for taxes and insurance                                                   479               1,203
Accrued interest payable                                                                        115                 115
Accounts payable and other liabilities                                                          722               1,039
Accrued federal income taxes                                                                     -                   49
Deferred federal income taxes                                                                   598                 488
                                                                                           --------            --------
         Total liabilities                                                                  246,739             237,580

Shareholders' equity
  Preferred stock - authorized 5,000,000 shares, $.01 par value; none issued
  Common stock - authorized 30,000,000 shares, $.01 par value;
    9,918,751 shares issued at June 30, 2007 and December 31, 2006, respectively                 99                  99
  Additional paid-in capital                                                                 43,272              43,113
  Shares acquired by stock benefit plans                                                     (3,939)             (4,329)
  Treasury stock - at cost, 774,931 and 568,968 shares at June 30, 2007
    and December 31, 2006, respectively                                                      (9,632)             (6,846)
  Retained earnings - restricted                                                             40,047              40,171
  Accumulated comprehensive loss, unrealized losses on securities
    available for sale, net of related tax effects                                             (111)                 (8)
                                                                                           --------            --------
         Total shareholders' equity                                                          69,736              72,200
                                                                                           --------            --------
         Total liabilities and shareholders' equity                                        $316,475            $309,780
                                                                                           ========            ========

See accompanying notes to consolidated financial statements.

                             Cheviot Financial Corp.

                       CONSOLIDATED STATEMENTS OF EARNINGS

                      (In thousands, except per share data)

                                                                          Six months ended             Three months ended
                                                                              June 30,                      June 30,
                                                                         2007         2006              2007         2006
                                                                                           (Unaudited)
Interest income
  Loans                                                               $ 7,376      $ 6,776           $ 3,692      $ 3,453
  Mortgage-backed securities                                              365          424               178          209
  Investment securities                                                   887          558               490          294
  Interest-earning deposits and other                                     127          109                58           68
                                                                       ------       ------            ------       ------
         Total interest income                                          8,755        7,867             4,418        4,024

Interest expense
  Deposits                                                              3,904        2,639             1,999        1,418
  Borrowings                                                              681          789               337          403
                                                                       ------       ------            ------       ------
         Total interest expense                                         4,585        3,428             2,336        1,821
                                                                        -----       ------            ------       ------

         Net interest income                                            4,170        4,439             2,082        2,203

Provision for losses on loans                                              -            -                 -            -
                                                                       ------       ------            ------       ------
         Net interest income after provision for losses on loans        4,170        4,439             2,082        2,203

Other income (expense)
  Rental                                                                   24           22                12           11
  Gain on sale of loans                                                    23           13                 9            6
  Loss on sale of real estate acquired through foreclosure                 -           (21)               -           (21)
  Earnings on bank-owned life insurance                                    64           68                31           31
  Other operating                                                         147          141                77           76
                                                                       ------       ------            ------       ------
         Total other income                                               258          223               129          103

General, administrative and other expense
  Employee compensation and benefits                                    2,200        2,042             1,084        1,023
  Occupancy and equipment                                                 273          206               125          106
  Property, payroll and other taxes                                       449          416               231          210
  Data processing                                                         154          137                73           70
  Legal and professional                                                  225          211               107          108
  Advertising                                                              88           88                44           44
  Other operating                                                         340          282               138          141
                                                                       ------       ------            ------       ------
         Total general, administrative and other expense                3,729        3,382             1,802        1,702
                                                                       ------       ------            ------       ------
         Earnings before income taxes                                     699        1,280               409          604

Federal income taxes
  Current                                                                  58          296               (53)          81
  Deferred                                                                163          117               190          117
                                                                       ------       ------            ------       ------
         Total federal income taxes                                       221          413               137          198
                                                                       ------       ------            ------       ------
         NET EARNINGS                                                 $   478      $   867           $   272      $   406
                                                                       ======       ======            ======       ======

         EARNINGS PER SHARE
           Basic                                                      $   .05      $   .09           $   .03      $   .04
                                                                       ======       ======            ======       ======

           Diluted                                                    $   .05      $   .09           $   .03      $   .04
                                                                       ======       ======            ======       ======

           Dividends per common share                                 $   .16      $   .14           $   .08      $   .07
                                                                       ======       ======            ======       ======

See accompanying notes to consolidated financial statements.

                             Cheviot Financial Corp.

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

            For the six and three months ended June 30, 2007 and 2006
                                 (In thousands)

                                                                       For the six months           For the three months
                                                                         ended June 30,                ended June 30,
                                                                       2007         2006              2007         2006

Net earnings for the period                                          $  478         $867             $ 272           $406
Other comprehensive loss, net of benefits:
  Unrealized holding losses on securities during the period, net of benefits of $(53)and $3)for the six months ended
   June 30, 2007 and 2006, respectively, and $(49) and $(1)
   for the three months ended June 30, 2007 and 2006, respectively     (103)          (5)              (96)            (2)
                                                                       ----         ----              ----           ----
Comprehensive income                                                  $ 375         $862             $ 176           $404
                                                                       ====         ====              ====           ====
Accumulated comprehensive loss                                        $(111)       $ (13)            $(111)         $ (13)
                                                                       ====         ====              ====           ====

See accompanying notes to consolidated financial statements.
                                       5

                             Cheviot Financial Corp.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                 For the six months ended June 30, 2007 and 2006
                                 (In thousands)

                                                                                               2007                2006
                                                                                                      (Unaudited)
Cash flows from operating activities:
  Net earnings for the period                                                            $      478          $      867
  Adjustments to reconcile net earnings to net cash
  provided by operating activities:
    Amortization of premiums and discounts on investment
      and mortgage-backed securities, net                                                       (10)                 (1)
    Depreciation                                                                                165                 119
    Amortization of deferred loan origination fees - net                                          3                 (15)
    Proceeds from sale of loans in the secondary market                                       2,307               1,345
    Loans originated for sale in the secondary market                                        (2,001)             (1,332)
    Gain on sale of loans                                                                       (23)                (13)
    Loss on sale of real estate acquired through foreclosure                                     -                   21
    Federal Home Loan Bank stock dividends                                                       -                  (88)
    Net increase in cash surrender value of bank-owned life insurance                           (64)                (68)
    Amortization of expense related to stock benefit plans                                      429                  23
    Increase (decrease) in cash due to changes in:
      Accrued interest receivable on loans                                                        5                (105)
      Accrued interest receivable on mortgage-backed securities                                   7                   8
      Accrued interest receivable on investments and interest-
        earning deposits                                                                       (106)                (41)
      Prepaid expenses and other assets                                                        (267)               (226)
      Accounts payable and other liabilities                                                   (317)                171
      Federal income taxes
        Current                                                                                (108)                109
        Deferred                                                                                163                 117
                                                                                          ---------           ---------
         Net cash provided by operating activities                                              661                 891

Cash flows used in investing activities:
  Principal repayments on loans                                                              16,333              18,951
  Loan disbursements                                                                        (22,845)            (28,941)
  Purchase of U.S. Government and agency obligations                                         (7,001)                 -
  Proceeds from maturity of U.S. Government and agency obligations                            4,000                  -
  Principal repayments on mortgage-backed securities                                          2,676               3,192
  Proceeds from sale of real estate acquired through foreclosure                                 -                   68
  Purchase of office premises and equipment                                                     (19)               (836)
                                                                                         ----------           ---------
         Net cash used in investing activities                                               (6,856)             (7,566)

Cash flows provided by financing activities:
  Net increase in deposits                                                                    6,854              16,047
  Proceeds from Federal Home Loan Bank advances                                               6,000               3,500
  Repayments on Federal Home Loan Bank advances                                              (2,715)             (6,654)
  Advances by borrowers for taxes and insurance                                                (724)               (708)
  Treasury stock repurchases                                                                 (2,786)             (2,580)
  Stock option expense, net                                                                     120                 119
  Dividends paid on common stock                                                               (602)               (577)
                                                                                         ----------           ---------
         Net cash provided by financing activities                                            6,147               9,147
                                                                                         ----------           ---------
Net increase in cash and cash equivalents                                                       (48)              2,472
Cash and cash equivalents at beginning of period                                              5,490               9,103
                                                                                         ----------           ---------
Cash and cash equivalents at end of period                                                $   5,442            $ 11,575
                                                                                         ==========           =========

See accompanying notes to consolidated financial statements.
                                       6

                             Cheviot Financial Corp.

                 For the six months ended June 30, 2007 and 2006
                                 (In thousands)

                                                                                               2007                2006
                                                                                                      (Unaudited)
Supplemental disclosure of cash flow information: Cash paid during the period for:
    Federal income taxes                                                                    $   197             $   305
                                                                                            =======             =======

    Interest on deposits and borrowings                                                     $ 4,585             $ 3,428
                                                                                            =======             =======

Supplemental disclosure of noncash investing activities:
  Transfer of loans to real estate acquired through foreclosure                             $   734             $    -
                                                                                            =======             =======

  Recognition of mortgage servicing rights in accordance with SFAS No. 140                  $     5             $    11
                                                                                            =======             =======

See accompanying notes to consolidated financial statements.
                                       7

                             Cheviot Financial Corp.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            For the three and six months ended June 30, 2007 and 2006


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

The accompanying unaudited financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. Accordingly, these consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Cheviot Financial included in the Annual Report on Form 10-K for the year ended December 31, 2006. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three and six month periods ended June 30, 2007, are not necessarily indicative of the results which may be expected for the entire year.

2.   Principles of Consolidation

The accompanying consolidated financial statements as of and for the three and six months ended June 30, 2007, include the accounts of the Corporation and its wholly-owned subsidiary, the Savings Bank. All significant intercompany items have been eliminated.

3.   Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, scheduled amortization and prepayments of loan principal and mortgage-backed securities, maturities and calls of securities and funds provided by our operations. In addition, we may borrow from the Federal Home Loan Bank of Cincinnati. At June 30, 2007 and December 31, 2006, we had $32.5 million and $29.2 million, respectively, in outstanding borrowings from the Federal Home Loan Bank of Cincinnati and had the capacity to increase such borrowings at those dates by approximately $104.0 million and $110.3 million.

Loan repayments and maturing securities are a relatively predictable source of funds. However, deposit flows, calls of securities and prepayments of loans and mortgage-backed securities are strongly influenced by interest rates, general and local economic conditions and competition in the marketplace. These factors reduce the predictability of these sources of funds.

                             Cheviot Financial Corp.

            For the three and six months ended June 30, 2007 and 2006


3.   Liquidity and Capital Resources (continued)

Our primary investing activities are the origination of one- to four-family real estate loans, commercial real estate, construction and consumer loans, and, to a lesser extent, the purchase of securities. For the six months ended June 30, 2007, loan originations totaled $24.8 million, compared to $30.3 million for the six months ended June 30, 2006.

Total deposits increased $6.9 million and $16.0 million during the six months ended June 30, 2007 and 2006, respectively. Deposit flows are affected by the level of interest rates, the interest rates and products offered by competitors and other factors.

The  following  table  sets  forth   information   regarding  the  Corporation's
obligations and commitments to make future payments under contract as of June 30, 2007.

                                                                        Payments due by period
                                                             Less      More than     More than       More
                                                             than         1-3           4-5          than
                                                             1 year      years         years        5 years       Total
                                                                                 (In thousands)

    Contractual obligations:
      Advances from the Federal Home Loan Bank            $  6,000            -            -       $26,521     $ 32,521
      Certificates of deposit                              125,886      $ 18,346      $ 5,065           -       149,297

    Amount of loan commitments and expiration per period:
      Commitments to originate one- to four-family
        loans                                                3,043            -            -            -         3,043
      Home equity lines of credit                           11,493            -            -            -        11,493
      Undisbursed loans in process                           5,414            -            -            -         5,414
      Lease obligations                                          3            -            -            -             3
                                                          --------      --------      -------      -------     --------
         Total contractual obligations                    $151,839      $ 18,346      $ 5,065      $26,521     $201,771
                                                          ========      ========      =======       ======     ========



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

                             Cheviot Financial Corp.

            For the three and six months ended June 30, 2007 and 2006


3.   Liquidity and Capital Resources (continued)

At June 30, 2007 and 2006, we exceeded all of the applicable regulatory capital requirements. Our core (Tier 1) capital was $52.4 million and $50.1 million, or 16.6% of total assets at both June 30, 2007 and 2006. In order to be classified as "well-capitalized" under federal banking regulations, we were required to have core capital of at least $19.0 million, or 6.0% of assets as of June 30, 2007. To be classified as a well-capitalized bank, we must also have a ratio of total risk-based capital to risk-weighted assets of at least 10.0%. At June 30, 2007 and 2006, we had a total risk-based capital ratio of 32.5% and 34.2%, respectively.

4.   Earnings Per Share

Basic earnings per share is computed based upon the weighted-average common shares outstanding during the period, less shares in the ESOP that are unallocated and not committed to be released plus shares in the ESOP that have been allocated. Weighted-average common shares deemed outstanding gives effect to 285,661 and 321,368 unallocated shares held by the ESOP for the three and six months ended June 30, 2007 and 2006, respectively.

                                                          For the six months ended             For the three months ended
                                                                  June 30,                               June 30,
                                                            2007            2006                    2007           2006

         Weighted-average common shares
           outstanding (basic)                         9,042,835       9,312,314               9,003,748      9,261,780

         Dilutive effect of assumed exercise
           of stock options                              120,731          21,749                 124,119         25,986
                                                      ----------     -----------              ----------    -----------
         Weighted-average common shares
           outstanding (diluted)                       9,163,566       9,334,063               9,127,867      9,287,766
                                                       =========       =========               =========      =========

5.   Stock Option Plan

On April 26, 2005, the Corporation approved a Stock Incentive Plan that provides for grants of up to 486,018 stock options. On May 5, 2005, approximately 384,000 option shares were granted subject to five year vesting. On May 23, 2006, approximately 6,100 option shares were granted subject to five year vesting. On May 22, 2007, approximately 6,500 option shares were granted subject to five year vesting.

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

                             Cheviot Financial Corp.

            For the three and six months ended June 30, 2007 and 2006


5.   Stock Option Plan (continued)

The Corporation adopted the provisions of SFAS No. 123(R) effective January 1, 2006, using the modified prospective transition method, and therefore has not restated its financial statements for prior periods. Under this method, the Corporation has applied the provisions of SFAS No. 123(R) to new equity-based awards and to equity-based awards modified, repurchased, or cancelled after January 1, 2006. In addition, the Corporation will recognize compensation cost for the portion of equity-based awards for which the requisite service period has not been rendered ("unvested equity-based awards") that are outstanding as of January 1, 2006. The compensation cost recorded for unvested equity-based awards is based on their grant-date fair value. For the six months ended June 30, 2007, the Corporation recorded $79,000 in after-tax compensation cost for equity-based awards that vested during the six months ended June 30, 2007. The Corporation has $762,000 unrecognized pre-tax compensation cost related to non-vested equity-based awards granted under its stock incentive plan as of June 30, 2007, which is expected to be recognized over a weighted-average vesting period of approximately 3.0 years.

A summary of the status of the Corporation's stock option plan as of June 30, 2007, and changes during the period then ended is presented below:

                                                                    Six months ended                    Year ended
                                                                      June 30, 2007                  December 31, 2006
                                                                                Weighted-                       Weighted-
                                                                                 average                         average
                                                                                exercise                        exercise
                                                                  Shares          price           Shares          price
    Outstanding at beginning of period                            389,760       $11.17             383,700     $ 11.15
    Granted                                                         6,460       $13.63               6,060       12.12
    Exercised                                                          -             -                  -            -
    Forfeited                                                          -             -                  -            -
                                                                  -------       ------             -------      ------
    Outstanding at end of period                                  396,220       $11.21             389,760      $11.17
                                                                  =======       ======             =======      ======
    Options exercisable at period-end                             154,692       $11.16              76,740      $11.15
                                                                  =======       ======             =======      ======
    Options expected to be exercisable at year-end

    Fair value of options granted                                               $2.77                           $ 2.97
                                                                                 ====                           ======

The following information applies to options outstanding at June 30, 2007:

    Number outstanding                                                   396,220
    Exercise price                                               $11.15 - $13.63
    Weighted-average exercise price                                       $11.21
    Weighted-average remaining contractual life                        8.0 years
    Aggregate intrinsic value of vested options                         $335,682

The expected term of options is based on evaluations of historical and expected future employee exercise behavior. The risk free interest rate is based upon the U.S. Treasury rates at the date of grant with maturity dates approximately equal to the expected life at grant date. Volatility is based upon the historical volatility of the Corporation's stock.
                                       11

                             Cheviot Financial Corp.

            For the three and six months ended June 30, 2007 and 2006


5.   Stock Option Plan (continued)

The fair value of each option was estimated on the date of grant using the modified Black-Scholes options pricing model with the following weighted-average assumptions used for grants in 2007: dividend yield of 2.35%, expected volatility of 10.12%, risk-free interest rate of 4.83% and an expected life of 10 years for each grant.

The effects of expensing stock options is reported in "cash provided by financing activities" in the Consolidated Statements of Cash Flows.

6.   Income Taxes

The Corporation adopted the provisions of FASB Interpretation 48, "Accounting for Uncertainty in Income Taxes," on January 1, 2007. Previously, the Corporation had accounted for tax contingencies in accordance with Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies." As required by Interpretation 48, which clarifies Statement No. 109, "Accounting for Income Taxes," the Corporation recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At the adoption date, the Corporation applied Interpretation 48 to all tax positions for which the statute of limitations remained open. As a result of the implementation of Interpretation 48, the Corporation was not required to record any liability for unrecognized tax benefits as of January 1, 2007. There have been no material changes in unrecognized tax benefits since January 1, 2007. As stated in the Annual Report, the only known tax attribute which can influence the Corporation's effective tax rate is the utilization of charitable contribution carryforwards.

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

                             Cheviot Financial Corp.

            For the three and six months ended June 30, 2007 and 2006


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

SFAS No. 156 applies to all separately recognized servicing assets and liabilities acquired or issued after the beginning of an entity's fiscal year that begins after September 15, 2006, or January 1, 2007 as to the Corporation, with earlier application permitted. The Corporation adopted SFAS No. 156 as of January 1, 2007, applying the amortization method without financial statement effect. The Corporation's mortgage servicing rights totaled less than $75,000 at June 30, 2007, and therefore, the remaining disclosures required under SFAS No. 156 have been omitted based on materiality.

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

                             Cheviot Financial Corp.

            For the three and six months ended June 30, 2007 and 2006


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

Critical Accounting Policies
----------------------------

We consider accounting policies involving significant judgments and assumptions by management that have, or could have, a material impact on the carrying value of certain assets or on income to be critical accounting policies. We consider the accounting method used for the allowance for loan losses to be a critical accounting policy.

The allowance for loan losses is the estimated amount considered necessary to cover inherent, but unconfirmed credit losses in the loan portfolio at the balance sheet date. The allowance is established through the provision for losses on loans which is charged against income. In determining the allowance for loan losses, management makes significant estimates and has identified this policy as one of the most critical for Cheviot Financial.

Management performs a quarterly evaluation of the allowance for loan losses. Consideration is given to a variety of factors in establishing this estimate including, but not limited to, current economic conditions, delinquency statistics, geographic and industry concentrations, the adequacy of the underlining collateral, the financial strength of the borrower, results of internal loan reviews and other relevant factors. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant change.

The analysis has two components, specific and general allocations. Specific percentage allocations can be made for unconfirmed losses related to loans that are determined to be impaired. Impairment is measured by determining the present value of expected future cash flows or, for collateral-dependent loans, the fair value of the collateral adjusted for market conditions and selling expenses. If the fair value of the loan is less than the loan's carrying value, a charge-off is recorded for the difference. The general allocation is determined by segregating the remaining loans by type of loan, risk weighting (if applicable) and payment history. We also analyze historical loss experience, delinquency trends, general economic conditions and geographic and industry concentrations. This analysis establishes factors that are applied to the loan groups to determine the amount of the general reserve. Actual loan losses may be significantly more than the allowances we have established which could result in a material negative effect on our financial results.

Discussion of Financial Condition Changes at December 31, 2006 and
at June 30, 2007
--------------------------------------------------------------------------------

Total assets increased $6.7 million, or 2.2%, to $316.5 million at June 30, 2007, from $309.8 million at December 31, 2006. The increase in total assets reflects an increase in investment securities and loans receivable, which were partially offset by a decrease in mortgage-backed securities.

Cash, federal funds sold and interest-earning deposits decreased $48,000, or 0.9%, to $5.4 million at June 30, 2007, from $5.5 million at December 31, 2006. The decrease in cash and cash equivalents at June 30, 2007, was due to a $1.4 million decrease in federal funds sold, which was partially offset by a $23,000 increase in cash and due from banks and a $1.4 million increase in interest earning deposits. Investment securities increased $2.9 million to $37.0 million at June 30, 2007. At June 30, 2007, $23.1 million of investment securities were classified as held to maturity, while $13.9 million were classified as available for sale.

                             Cheviot Financial Corp.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

Discussion of Financial Condition Changes at December 31, 2006 and at
June 30, 2007 (continued)
--------------------------------------------------------------------------------

Mortgage-backed securities decreased $2.7 million, or 17.5%, to $12.6 million at June 30, 2007, from $15.3 million at December 31, 2006. The decrease in mortgage-backed securities was due primarily to principal prepayments and repayments totaling $2.7 million. At June 30, 2007, $11.7 million of mortgage-backed securities were classified as held to maturity, while $933,000 were classified as available for sale. Management has focused on investing in shorter term instruments in an effort to enhance the Corporation's liquidity in the current interest rate environment.

Loans receivable, including loans held for sale, increased $5.5 million, or 2.3%, to $246.7 million at June 30, 2007, from $241.2 million at December 31, 2006. The increase reflects loan originations totaling $24.8 million, partially offset by loan principal repayments of $16.3 million and sales of $2.3 million.

The allowance for loan losses totaled $723,000 and $833,000 at June 30, 2007 and December 31, 2006, respectively. In determining the adequacy of the allowance for loan losses at any point in time, management and the board of directors apply a systematic process focusing on the risk of loss in the portfolio. First, the loan portfolio is segregated by loan types to be evaluated collectively and loan types to be evaluated individually. Delinquent multi-family and commercial loans are evaluated individually for potential impairments in their carrying value. Second, the allowance for loan losses entails utilizing our historic loss experience by applying such loss percentage to the loan types to be collectively evaluated in the portfolio. This segment of the loss analysis resulted in no addition to the provision for loss for the three or six months ended June 30, 2007. The analysis of the allowance for loan losses requires an element of judgment and is subject to the possibility that the allowance may need to be increased, with a corresponding reduction in earnings. To the best of management's knowledge, all known and inherent losses that are probable and that can be reasonably estimated have been recorded at June 30, 2007.

Non-performing and impaired loans totaled $737,000 and $281,000 at June 30, 2007 and December 31, 2006, respectively. At June 30, 2007, non-performing and impaired loans were comprised solely of 8 loans secured by one- to four-family residential real estate. The allowance for loan losses represented 98.1% and 296.4% of non-performing and impaired loans and 0.30% and 0.12% of total loans at June 30, 2007 and December 31, 2006, respectively. Although management believes that the Corporation's allowance for loan losses conforms with generally accepted accounting principles based upon the available facts and circumstances, there can be no assurance that additions to the allowance will not be necessary in future periods, which would adversely affect our results of operations.

Deposits increased $6.9 million, or 3.3%, to $212.3 million at June 30, 2007, from $205.5 million at December 31, 2006. Advances from the Federal Home Loan Bank of Cincinnati increased by $3.3 million, or 11.2%, to $32.5 million at June 30, 2007, from $29.2 million at December 31, 2006.

Shareholders' equity decreased $2.5 million, or 3.4%, to $69.7 million at June 30, 2007, from $72.2 million at December 31, 2006. The decrease primarily resulted from the repurchase of treasury shares of $2.8 million and dividends paid of $602,000, which were partially offset by net earnings of $478,000. At June 30, 2007, Cheviot Financial had the ability to purchase an additional 192,146 shares under its announced stock repurchase plan.

                             Cheviot Financial Corp.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Six-Month Periods Ended
June 30, 2007 and 2006
--------------------------------------------------------------------------------

General
-------

Net earnings for the six months ended June 30, 2007 totaled $478,000, a $389,000 decrease from the $867,000 net earnings reported for the same period in 2006. The decrease in net earnings reflects a decrease in net interest income of $269,000 and an increase of $347,000 in general, administrative and other expenses, which were partially offset by an increase in other income of $35,000 and a decrease of $192,000 in federal income taxes for the 2007 period.

Net Interest Income
-------------------

Total interest income increased $888,000, or 11.3%, to $8.8 million for the six-months ended June 30, 2007, from the comparable period in 2006. Interest income on loans increased $600,000, or 8.9%, to $7.4 million during the 2007 period from $6.8 million for the 2006 period. This increase was due primarily to a $15.2 million, or 6.6%, increase in the average balance of loans outstanding, and a 13 basis point increase in the weighted-average yield on loans to 6.06% for the 2007 period from 5.93% for the six months ended June 30, 2006.

Interest income on mortgage-backed securities decreased $59,000, or 13.9%, to $365,000 for the six months ended June 30, 2007, from $424,000 for the same period in 2006, due primarily to a $6.0 million decrease in the average balance of securities outstanding, which was partially offset by a 103 basis point increase in the average yield period to period. Interest income on investment securities increased $329,000, or 59.0%, to $887,000 for the six months ended June 30, 2007, compared to $558,000 for the same period in 2006, due primarily to a 135 basis point increase in the average yield to 5.47% in the 2007 period, and an increase of $5.4 million, or 19.8% in the average balance of investment securities outstanding. Interest income on other interest-earning deposits increased $18,000, or 16.5% to $127,000 for the six months ended June 30, 2007, as compared to the same period in 2006.

Interest expense increased $1.2 million, or 33.8% to $4.6 million for the six months ended June 30, 2007, from $3.4 million for the same period in 2006. Interest expense on deposits increased by $1.3 million, or 47.9%, to $3.9 million for the six months ended June 30, 2007, from $2.6 million for the same period in 2006 due primarily to an 87 basis point increase in the weighted average costs of deposits to 3.76 % during the 2007 period and a $25.3 million, or 13.9%, increase in the weighted-average balance outstanding. Interest expense on borrowings decreased by $108,000, or 13.7%, due primarily to a $4.2 million, or 12.6%, decrease in the average balance outstanding and a 7 basis point decrease in the average cost of borrowings. The increase in the yields on interest-earning assets and costs of interest-bearing liabilities were due primarily to the overall increase in interest rates during the 2007 period.

As a result of the foregoing changes in interest income and interest expense, net interest income decreased by $269,000, or 6.1%, to $4.2 million for the six months ended June 30, 2007. The average interest rate spread decreased to 2.06% for the six months ended June 30, 2007 from 2.44% for the six months ended June 30, 2006. The net interest margin decreased to 2.83% for the six months ended June 30, 2007 from 3.17% for the six months ended June 30, 2006.

                             Cheviot Financial Corp.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Six-Month Periods Ended June 30, 2007 and 2006 (continued)
--------------------------------------------------------------------------------

Provision for Losses on Loans
-----------------------------

As a result of the allowance for loan losses analysis described elsewhere in this document, management concluded that the allowance for loan loss was adequate, and therefore, did not record a provision for losses on loans for the six-months ended June 30, 2007 and 2006. There can be no assurance that the loan loss allowance will be sufficient to cover losses on non-performing loans in the future, however management believes they have identified all known and inherent losses that are probable and that can be reasonably estimated within the loan portfolio, and that the allowance for loan losses is adequate to absorb such losses.

Other Income
------------

Other income increased $35,000, or 15.7%, to $258,000 for the six months ended June 30, 2007, compared to the same period in 2006, due primarily to an increase in the gain on the sale of loans of $10,000 and an increase of $6,000 in other operating income, which were partially offset by a decrease in earnings on bank owned life insurance of $4,000.

General, Administrative and Other Expense
-----------------------------------------

General, administrative and other expense increased $347,000, or 10.3%, to $3.7 million for the six months ended June 30, 2007, from $3.4 million for the comparable period in 2006. This increase is a result of an increase of $158,000 in employee compensation and benefits, a $67,000 increase in occupancy and equipment, a $14,000 increase in legal and professional services and an increase of $58,000 in other operating expense. The increase in employee compensation and benefits is due primarily to an increase in the number of employees reflecting the full quarter's operation of two more branches than the comparable period in 2006. The increase in occupancy and equipment is due primarily to expense incurred for the operation of the two new branches opened in the latter quarters of 2006. The increase in legal and professional services was due primarily to expenses incurred for litigation proceedings wherein the Corporation was defending its security interest in collateral. The Corporation has reached a settlement regarding this litigation of $50,000, accounting for the majority of the increase in other operating expense for the 2007 six month period.

Federal Income Taxes
-------------------

The provision for federal income taxes decreased $192,000, or 46.5%, to $221,000 for the six months ended June 30, 2007, from $413,000 for the same period in 2006, due primarily to a $581,000, or 45.4%, decrease in pre-tax earnings. The effective tax rate was 31.6% and 32.3% for the six month periods ended June 30, 2007 and 2006. The difference between the Corporation's effective tax rate in the 2007 and 2006 periods and the 34% statutory corporate rate is due primarily to the tax-exempt earnings on bank-owned life insurance.

                             Cheviot Financial Corp.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Three-Month Periods Ended June 30,
2007 and 2006
--------------------------------------------------------------------------------

Net Interest Income
-------------------

Total interest income increased $394,000, or 9.8%, to $4.4 million for the three-months ended June 30, 2007, from the comparable quarter in 2006. Interest income on loans increased $239,000, or 6.9%, to $3.7 million during the 2007 quarter from $3.5 million for the 2006 quarter. This increase was due primarily to a $13.5 million, or 5.8%, increase in the average balance of loans outstanding, and a 6 basis point increase in the weighted-average yield on loans to 6.04% for the 2007 quarter from 5.98% for the three months ended June 30, 2006.

Interest income on mortgage-backed securities decreased $31,000, or 14.8%, to $178,000 for the three months ended June 30, 2007, from $209,000 for the comparable 2006 quarter, due primarily to a $5.9 million decrease in the average balance of securities outstanding, which was partially offset by a 105 basis point increase in the average yield period to period. Interest income on investment securities increased $196,000, or 66.7%, to $490,000 for the three months ended June 30, 2007, compared to $294,000 for the same quarter in 2006, due primarily to a 138 basis point increase in the average yield to 5.72% in the 2007 quarter, and an increase of $7.2 million, or 26.5% in the average balance of investment securities outstanding. Interest income on other interest-earning deposits decreased $10,000, or 14.7% to $58,000 for the three months ended June 30, 2007.

Interest expense increased $515,000, or 28.3% to $2.3 million for the three months ended June 30, 2007, from $1.8 million for the same quarter in 2006. Interest expense on deposits increased by $581,000, or 41.0%, to $2.0 million from $1.4 million due primarily to a 79 basis point increase in the weighted average costs of deposits to 3.83% during the 2007 quarter due to the total composition of deposits shifting to higher rate certificates of deposit and a $22.5 million, or 12.0%, increase in the weighted-average balance outstanding. Interest expense on borrowings decreased by $66,000, or 16.4%, due primarily to a $3.7 million, or 1.1%, decrease in the average balance outstanding and a 28 basis point decrease in the average cost of borrowings. The increase in the yields on interest-earning assets and costs of interest-bearing liabilities were due primarily to the overall increase in interest rates during the June 2007 quarter.

As a result of the foregoing changes in interest income and interest expense, net interest income decreased by $121,000, or 5.5%, to $2.1 million for the three months ended June 30, 2007, as compared to the same quarter in 2006. The average interest rate spread decreased to 2.05% for the three months ended June 30, 2007 from 2.37% for the three months ended June 30, 2006. The net interest margin decreased to 2.81% for the three months ended June 30, 2007 from 3.11% for the three months ended June 30, 2006.

Provision for Losses on Loans
-----------------------------

As a result of the allowance for loan losses analysis described elsewhere in this document, management concluded that the allowance for loan loss was adequate, and therefore, did not record a provision for losses on loans for the three-months ended June 30, 2007 and 2006. There can be no assurance that the loan loss allowance will be sufficient to cover losses on non-performing loans in the future, however management believes they have identified all known and inherent losses that are probable and that can be reasonably estimated within the loan portfolio, and that the allowance for loan losses is adequate to absorb such losses.

                             Cheviot Financial Corp.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

Other Income
------------

Other income increased $26,000, or 25.2%, to $129,000 for the three months ended June 30, 2007, compared to the same quarter in 2006, due primarily to an increase in the gain on the sale of loans of $3,000, which was partially offset by a decrease in the loss on sale of real estate acquired through foreclosure of $21,000.

General, Administrative and Other Expense
-----------------------------------------

General, administrative and other expense increased $100,000, or 5.9%, to $1.8 million for the three months ended June 30, 2007, from $1.7 million for the comparable quarter in 2006. This increase is a result of an increase of $61,000 in employee compensation and benefits, a $19,000 increase in occupancy and equipment, a $21,000 increase in property, payroll and other taxes. The increase in employee compensation and benefits is due primarily to an increase in the number of employees reflecting the increase in our branch franchise during the 2007 period as compared with the 2006 period. The increase in occupancy and equipment is due primarily to expense incurred for the operation of the two new branches opened in the latter quarters of 2006. The increase in property, payroll and other taxes is due primarily to an increase in Ohio franchise tax.

Federal Income Taxes
--------------------

The provision for federal income taxes decreased $61,000, or 30.8%, to $137,000 for the three months ended June 30, 2007, from $198,000 for the same quarter in 2006, due primarily to a $195,000, or 32.3%, decrease in pre-tax earnings. The effective tax rate was 33.5% and 32.8% for the three month periods ended June 30, 2007 and 2006, respectively. The difference between the Corporation's effective tax rate in the 2007 and 2006 periods and the 34% statutory corporate rate is due primarily to the tax-exempt earnings on bank-owned life insurance.
                                       20

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

ITEM 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities
         -----------------------------------------------------------------------

          The Corporation announced a repurchase plan on September 13, 2006 which provides for the repurchase of 5% or 471,140 shares of our common stock. As of June 30, 2007, the Corporation had purchased 278,994 shares pursuant to the program.

                                                                                              Total # of
                                                                                           shares purchased
                                                      Total              Average          as part of publicly
                                                   # of shares         price paid           announced plans
          Period                                    purchased           per share             or programs
          ------                                    ---------           ---------            ------------

          April 1-30, 2007                           32,908               $13.50                147,544
          May 1-31, 2007                             13,200               $13.59                160,744
          June 1 - 30, 2007                         118,250               $13.64                278,994


ITEM 3.  Defaults Upon Senior Securities
         -------------------------------

          Not applicable.

ITEM 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

          The Corporation held its Annual Meeting of Shareholders on April 24, 2007. Two matters were presented to the shareholders for a vote: The shareholders elected two directors by the following votes: For Against Abstain

          Edward L. Kleemeier       8,754,133           -               189,537
          James E. Williamson       8,633,341           -               310,329


          The shareholders ratified the selection of Grant Thornton LLP as the Company's auditors for the 2007 calendar year by the following vote:

          For:  8,937,285           Against:  4,085            Abstain:  2,300

          Consistent with Form 8-K filed on July 12, 2007, as amended by Form 8-K/A filed on July 16, 2007 the Company changed auditors to Clark, Schaefer, Hackett & Co. for the remainder of the 2007 calendar year with approval of the Company's Audit Committee.

ITEM 5.  Other Information
         -----------------

          None.

                             Cheviot Financial Corp.

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





Date:   August 7, 2007                 By: /s/ Thomas J. Linneman
       ------------------                  -------------------------------------
                                           Thomas J. Linneman
                                           President and Chief Executive Officer



Date:   August 7, 2007                 By: /s/ Scott T. Smith
       -------------------                 -------------------------------------
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


Date:  August 7, 2007                      /s/Thomas J. Linneman
                                           -----------------------------------
                                           Thomas J. Linneman
                                           President and Chief Executive Officer
                                           (principal executive officer)

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


Date:  August 7, 2007                              /s/ Scott T. Smith
                                                   -----------------------------
                                                   Scott T. Smith
                                                   Chief Financial Officer
                                                   (principal financial officer)

                                                                    Exhibit 32.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Cheviot Financial Corp. (the "Company"), on Form 10-Q for the period ended June 30, 2007, as filed with the Securities and Exchange Commission on the date of this Certification (the "Report"), I, Thomas J. Linneman, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

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


                                        /s/Thomas J. Linneman
                                        ----------------------------------------
                                        Thomas J. Linneman
                                        President and Chief Executive Officer

         Date:  August 7, 2007

                                                                   Exhibit 32.2

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Cheviot Financial Corp. (the "Company"), on Form 10-Q for the period ended June 30, 2007, as filed with the Securities and Exchange Commission on the date of this Certification (the "Report"), I, Scott T. Smith, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

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

         Date:  August 7, 2007