Form 10-Q
period 2007-09-30
CHEVIOT FINANCIAL CORP
filed 2007-11-09
CIK 1248124

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             September 30, 2007
                                ----------------------------------------

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

Yes [   ]         No  [X]

As of November 9, 2007, the latest practicable date, 9,008,180 shares of the registrant's common stock, $.01 par value, were issued and outstanding.

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

                        Cheviot Financial Corp.

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                        (In thousands, except share data)

                                                                                        September 30,        December 31,
       ASSETS                                                                                2007                2006
                                                                                        (Unaudited)
Cash and due from banks                                                                  $    3,179          $    2,736
Federal funds sold                                                                            1,947               2,640
Interest-earning deposits in other financial institutions                                       407                 114
                                                                                         ----------          ----------
         Cash and cash equivalents                                                            5,533               5,490

Investment securities available for sale - at fair value                                     13,095               9,085
Investment securities held to maturity - at cost, approximate market value of $23,090 and $24,739 at September 30, 2007
  and December 31, 2006, respectively                                                        23,100              25,099
Mortgage-backed securities available for sale - at fair value                                   877               1,042
Mortgage-backed securities held to maturity - at cost, approximate market value of $10,540 and $14,251 at September 30, 2007 and
  December 31, 2006, respectively                                                            10,487              14,237
Loans receivable - net                                                                      248,598             241,013
Loans held for sale - at lower of cost or market                                                 -                  165
Real estate acquired through foreclosure - net                                                  479                  -
Office premises and equipment - at depreciated cost                                           5,193               5,397
Federal Home Loan Bank stock - at cost                                                        3,238               3,238
Accrued interest receivable on loans                                                          1,108               1,073
Accrued interest receivable on mortgage-backed securities                                        55                  65
Accrued interest receivable on investments and interest-earning deposits                        453                 439
Prepaid expenses and other assets                                                               326                 183
Bank-owned life insurance                                                                     3,350               3,254
Prepaid federal income taxes                                                                     46                 -
                                                                                         ----------          ----------
         Total assets                                                                    $  315,938          $  309,780
                                                                                         ==========          ==========
         LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits                                                                                   $215,068            $205,450
Advances from the Federal Home Loan Bank                                                     30,008              29,236
Advances by borrowers for taxes and insurance                                                   877               1,203
Accrued interest payable                                                                        124                 115
Accounts payable and other liabilities                                                        1,059               1,039
Accrued federal income taxes                                                                     -                   49
Deferred federal income taxes                                                                   614                 488
                                                                                         ----------          ----------
         Total liabilities                                                                  247,750             237,580

Shareholders' equity
  Preferred stock - authorized 5,000,000 shares, $.01 par value; none issued
  Common stock - authorized 30,000,000 shares, $.01 par value;
    9,918,751 shares issued at September 30, 2007 and December 31, 2006, respectively            99                  99
  Additional paid-in capital                                                                 43,343              43,113
  Shares acquired by stock benefit plans                                                     (3,939)             (4,329)
  Treasury stock - at cost, 900,371 and 568,968 shares at September 30, 2007
    and December 31, 2006, respectively                                                     (11,295)             (6,846)
  Retained earnings - restricted                                                             40,037              40,171
  Accumulated comprehensive loss, unrealized losses on securities
    available for sale, net of related tax effects                                              (57)                 (8)
                                                                                         ----------          ----------
         Total shareholders' equity                                                          68,188              72,200
                                                                                         ----------          ----------
         Total liabilities and shareholders' equity                                      $  315,938          $  309,780
                                                                                         ==========          ==========

See accompanying notes to consolidated financial statements.

                             Cheviot Financial Corp.

                       CONSOLIDATED STATEMENTS OF EARNINGS

                      (In thousands, except per share data)

                                                                          Nine months ended            Three months ended
                                                                            September 30,                  September 30,
                                                                        2007          2006             2007         2006
                                                                                           (Unaudited)
Interest income
 Loans                                                               $ 11,179     $ 10,360          $  3,804     $  3,584
  Mortgage-backed securities                                              536          628               170          204
  Investment securities                                                 1,388          938               502          380
  Interest-earning deposits and other                                     167          225                39          115
                                                                     --------     --------           -------      -------
         Total interest income                                         13,270       12,151             4,515        4,283

Interest expense
  Deposits                                                              5,956        4,422             2,052        1,782
  Borrowings                                                            1,074        1,138               393          349
                                                                     --------     --------           -------      -------
         Total interest expense                                         7,030        5,560             2,445        2,131
                                                                     --------     --------           -------      -------

         Net interest income                                            6,240        6,591             2,070        2,152

Provision for losses on loans                                              15           -                 15           -
                                                                     --------     --------           -------      -------

         Net interest income after provision for losses on loans        6,225        6,591             2,055        2,152

Other income (expense)
  Rental                                                                   36           33                12           11
  Gain on sale of loans                                                    40           23                17           10
  Loss on sale of real estate acquired through foreclosure                 (3)         (21)               (3)           -
  Gain on sale of office premises and equipment                             -           44                 -           44
  Earnings on bank-owned life insurance                                    96          100                32           32
  Other operating                                                         242          220                95           79
                                                                     --------     --------           -------      -------
         Total other income                                               411          399               153          176

General, administrative and other expense
  Employee compensation and benefits                                    3,293        3,105             1,092        1,063
  Occupancy and equipment                                                 418          321               144          114
  Property, payroll and other taxes                                       664          581               215          165
  Data processing                                                         231          209                77           71
  Legal and professional                                                  322          309                97           99
  Advertising                                                             131          131                44           44
  Other operating                                                         476          416               136          134
                                                                     --------     --------           -------      -------
         Total general, administrative and other expense                5,535        5,072             1,805        1,690
                                                                     --------     --------           -------      -------

         Earnings before income taxes                                   1,101        1,918               403          638

Federal income taxes (benefit)
  Current                                                                 274          485               216          189
  Deferred                                                                 75          129               (88)          12
                                                                     --------     --------           -------      -------
         Total federal income taxes                                       349          614               128          201
                                                                     --------     --------           -------      -------

         NET EARNINGS                                                $    752     $  1,304           $   275      $   437
                                                                     ========     ========           =======      =======

         EARNINGS PER SHARE
           Basic                                                     $    .08     $    .14           $   .03      $   .05
                                                                     ========     ========           =======      =======

           Diluted                                                   $    .08     $    .14           $   .03      $   .05
                                                                     ========     ========           =======      =======

           Dividends per common share                                $    .24     $    .21           $   .08      $   .07
                                                                     ========     ========           =======      =======

See accompanying notes to consolidated financial statements.

                             Cheviot Financial Corp.

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

         For the nine and three months ended September 30, 2007 and 2006
                                 (In thousands)


                                                                       For the nine months          For the three months
                                                                       ended September 30,           ended September 30,
                                                                       2007         2006              2007         2006

Net earnings for the period                                          $  752       $1,304            $  275         $  437
Other comprehensive income (loss), net of tax (benefits):
  Unrealized holding gains (losses) on securities during
  the period, net of benefits of $(25) and $6 for the nine
  months ended September 30, 2007 and 2006, respectively,
  and $28 and $9 for the three months ended September 30,
  2007 and 2006, respectively                                           (49)          12                54             17
                                                                     ------       ------            ------         ------

Comprehensive income                                                 $  703       $1,316            $  329         $  454
                                                                     ======       ======            ======         ======

Accumulated comprehensive income (loss)                              $  (57)      $    4            $  (57)        $    4
                                                                     ======       ======            ======         =======

See accompanying notes to consolidated financial statements.
                                       5

                             Cheviot Financial Corp.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              For the nine months ended September 30, 2007 and 2006
                                 (In thousands)

                                                                                               2007                2006
                                                                                                      (Unaudited)
Cash flows from operating activities:
  Net earnings for the period                                                            $      752        $      1,304
  Adjustments to reconcile net earnings to net cash
  provided by operating activities:
    Amortization of premiums and discounts on investment
      and mortgage-backed securities, net                                                       (10)                 (9)
    Depreciation                                                                                249                 191
    Amortization of deferred loan origination fees - net                                         11                 (21)
    Proceeds from sale of loans in the secondary market                                       3,148               2,008
    Loans originated for sale in the secondary market                                        (2,943)             (1,985)
    Gain on sale of loans                                                                       (40)                (23)
    Loss on sale of real estate acquired through foreclosure                                      3                  21
    Gain on sale of office premises and equipment                                                -                  (44)
    Federal Home Loan Bank stock dividends                                                       -                 (133)
    Provision for losses on loans                                                                15                   -
    Net increase in cash surrender value of bank-owned life insurance                           (96)               (100)
    Amortization of expense related to stock benefit plans                                      439                  36
    Increase (decrease) in cash due to changes in:
      Accrued interest receivable on loans                                                      (35)               (128)
      Accrued interest receivable on mortgage-backed securities                                  10                  12
      Accrued interest receivable on investments and interest-
        earning deposits                                                                        (14)               (197)
      Prepaid expenses and other assets                                                        (143)               (171)
      Accounts payable and other liabilities                                                     20                 362
      Accrued interest payable                                                                    9                   -
      Federal income taxes
        Current                                                                                 (95)                103
        Deferred                                                                                 75                 129
                                                                                           --------            --------
         Net cash provided by operating activities                                            1,355               1,355
                                                                                           --------            --------

Cash flows used in investing activities:
  Principal repayments on loans                                                              26,950              29,463
  Loan disbursements                                                                        (35,154)            (45,400)
  Purchase of U.S. Government and agency obligations                                         (7,001)             (8,998)
  Proceeds from maturity of U.S. Government and agency obligations                            5,000                  -
  Purchase of municipal obligations                                                           -                  (2,080)
  Principal repayments on mortgage-backed securities                                          3,917               4,678
  Proceeds from sale of real estate acquired through foreclosure                                113                  68
  Additions to real estate acquired through foreclosure                                          (2)              -
  Proceeds from sale of office premises and equipment                                         -                      85
  Purchase of office premises and equipment                                                     (45)             (1,279)
                                                                                           --------            --------
         Net cash used in investing activities                                               (6,222)            (23,463)
                                                                                           --------            --------

Cash flows provided by financing activities:
  Net increase in deposits                                                                    9,618              27,708
  Proceeds from Federal Home Loan Bank advances                                              13,000               3,500
  Repayments on Federal Home Loan Bank advances                                             (12,228)             (8,301)
  Advances by borrowers for taxes and insurance                                                (326)               (303)
  Treasury stock repurchases                                                                 (4,449)             (3,356)
  Stock option expense, net                                                                     181                 179
  Dividends paid on common stock                                                               (886)               (854)
                                                                                           --------            --------
         Net cash provided by financing activities                                            4,910              18,573
                                                                                           --------            --------

Net increase (decrease) in cash and cash equivalents                                             43              (3,535)

Cash and cash equivalents at beginning of period                                              5,490               9,103
                                                                                           --------            --------

Cash and cash equivalents at end of period                                                 $  5,533            $  5,568
                                                                                           ========            ========

See accompanying notes to consolidated financial statements.
                                       6

                           Cheviot Financial Corp.

              For the nine months ended September 30, 2007 and 2006
                                 (In thousands)


                                                                                               2007                2006
                                                                                                      (Unaudited)

Supplemental disclosure of cash flow information: Cash paid during the period for:
    Federal income taxes                                                                    $   337             $   512
                                                                                            =======             =======
    Interest on deposits and borrowings                                                     $ 7,021             $ 5,560
                                                                                            =======             =======
Supplemental disclosure of noncash investing activities:
  Transfer of loans to real estate acquired through foreclosure                             $   593             $    -
                                                                                            =======             =======
  Recognition of mortgage servicing rights in accordance with SFAS No. 140                  $     9             $    16
                                                                                            =======             =======

See accompanying notes to consolidated financial statements.
                                        7

                             Cheviot Financial Corp.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         For the three and nine months ended September 30, 2007 and 2006


1.   Basis of Presentation
     ---------------------

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

The accompanying unaudited financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. Accordingly, these consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Cheviot Financial included in the Annual Report on Form 10-K for the year ended December 31, 2006. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three and nine month periods ended September 30, 2007, are not necessarily indicative of the results which may be expected for the entire year.

2.   Principles of Consolidation
     ---------------------------

The accompanying consolidated financial statements as of and for the three and nine months ended September 30, 2007, include the accounts of the Corporation and its wholly-owned subsidiary, the Savings Bank. All significant intercompany items have been eliminated.

3.   Liquidity and Capital Resources
     -------------------------------

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, scheduled amortization and prepayments of loan principal and mortgage-backed securities, maturities and calls of securities and funds provided by our operations. In addition, we may borrow from the Federal Home Loan Bank of Cincinnati. At September 30, 2007 and December 31, 2006, we had $30.0 million and $29.2 million, respectively, in outstanding borrowings from the Federal Home Loan Bank of Cincinnati and had the capacity to increase such borrowings at those dates by approximately $108.2 million and $110.3 million.

Loan repayments and maturing securities are a relatively predictable source of funds. However, deposit flows, calls of securities and prepayments of loans and mortgage-backed securities are strongly influenced by interest rates, general and local economic conditions and competition in the marketplace. These factors reduce the predictability of these sources of funds.

                             Cheviot Financial Corp.

         For the three and nine months ended September 30, 2007 and 2006


3.   Liquidity and Capital Resources (continued)
     ------------------------------------------
Our primary investing activities are the origination of one- to four-family real estate loans, commercial real estate, construction and consumer loans, and, to a lesser extent, the purchase of securities. For the nine months ended September 30, 2007, loan originations totaled $38.1 million, compared to $47.4 million for the nine months ended September 30, 2006.

Total deposits increased $9.6 million and $27.7 million during the nine months ended September 30, 2007 and 2006, respectively. Deposit flows are affected by the level of interest rates, the interest rates and products offered by competitors and other factors. The significant increase in deposits during the nine months ended September 30, 2006 reflects the addition of a branch location and the total composition of deposits shifting to higher rate certificates of deposit.

The  following  table  sets  forth   information   regarding  the  Corporation's
obligations and commitments to make future payments under contract as of September 30, 2007.

                                                                        Payments due by period
                                                              Less      More than    More than       More
                                                              than        1-3           4-5          than
                                                             1 year      years         years        5 years       Total
                                                                                 (In thousands)

    Contractual obligations:
      Advances from the Federal Home Loan Bank           $       -         2,000           -       $28,008      $30,008
      Certificates of deposit                              127,681        19,494         5,567           -      152,742

    Amount of loan commitments and expiration per period:
      Commitments to originate one- to four-family
        loans                                                2,194            -            -            -         2,194
      Home equity lines of credit                           11,588            -            -            -        11,588
      Undisbursed loans in process                           5,937            -            -            -         5,937
      Lease obligations                                          2            -            -            -             2
                                                         ---------       -------       -------      -------    --------
         Total contractual obligations                   $ 147,402       $21,494       $ 5,567      $28,008    $202,471
                                                         =========       =======       =======      =======    ========

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

                             Cheviot Financial Corp.

         For the three and nine months ended September 30, 2007 and 2006

3.   Liquidity and Capital Resources (continued)
     ------------------------------------------

At September 30, 2007 and 2006, we exceeded all of the applicable regulatory capital requirements. Our core (Tier 1) capital was $52.8 million and $50.5 million, or 16.7% and 16.2% of total assets at September 30, 2007 and 2006. In order to be classified as "well-capitalized" under federal banking regulations, we were required to have core capital of at least $18.9 million, or 6.0% of assets as of September 30, 2007. To be classified as a well-capitalized bank, we must also have a ratio of total risk-based capital to risk-weighted assets of at least 10.0%. At September 30, 2007 and 2006, we had a total risk-based capital ratio of 32.4% and 33.3%, respectively.

4.   Earnings Per Share
     ------------------

Basic earnings per share is computed based upon the weighted-average common shares outstanding during the period, less shares in the ESOP that are unallocated and not committed to be released plus shares in the ESOP that have been allocated. Weighted-average common shares deemed outstanding gives effect to 285,661 and 321,368 unallocated shares held by the ESOP for the three and nine months ended September 30, 2007 and 2006, respectively.

                                                          For the nine months ended            For the three months ended
                                                                September 30,                          September 30,
                                                            2007            2006                    2007           2006

         Weighted-average common shares
           outstanding (basic)                         8,961,216       9,262,744               8,801,564      9,164,950

         Dilutive effect of assumed exercise
           of stock options                              111,081          23,578                 101,865         26,584
                                                      ----------      ----------               ---------      ---------

         Weighted-average common shares
           outstanding (diluted)                       9,072,297       9,286,322               8,903,429      9,191,534
                                                      ==========      ==========               =========      =========

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

                             Cheviot Financial Corp.

         For the three and nine months ended September 30, 2007 and 2006

5.   Stock Option Plan (continued)
     ----------------------------

The Corporation adopted the provisions of SFAS No. 123(R) effective January 1, 2006, using the modified prospective transition method, and therefore has not restated its financial statements for prior periods. Under this method, the Corporation has applied the provisions of SFAS No. 123(R) to new equity-based awards and to equity-based awards modified, repurchased, or cancelled after January 1, 2006. In addition, the Corporation will recognize compensation cost for the portion of equity-based awards for which the requisite service period has not been rendered ("unvested equity-based awards") that are outstanding as of January 1, 2006. The compensation cost recorded for unvested equity-based awards is based on their grant-date fair value. For the nine months ended September 30, 2007, the Corporation recorded $130,000 in after-tax compensation cost for equity-based awards that vested during the nine months ended September 30, 2007. The Corporation has $695,000 unrecognized pre-tax compensation cost related to non-vested equity-based awards granted under its stock incentive plan as of September 30, 2007, which is expected to be recognized over a weighted-average vesting period of approximately 2.7 years.

A summary of the status of the Corporation's stock option plan as of September 30, 2007, and changes during the period then ended is presented below:

                                                                    Nine months ended                   Year ended
                                                                   September 30, 2007                December 31, 2006
                                                                                Weighted-                       Weighted-
                                                                                 average                         average
                                                                                exercise                        exercise
                                                                  Shares          price           Shares          price
    Outstanding at beginning of period                            389,760        $11.17           383,700      $11.15
    Granted                                                         6,460        $13.63             6,060       12.12
    Exercised                                                          -             -                 -            -
    Forfeited                                                          -             -                 -            -
                                                                  -------       -------           -------      ------
    Outstanding at end of period                                  396,220        $11.21           389,760      $11.17
                                                                  =======       =======           =======      ======
    Options exercisable at period-end                             154,692        $11.16            76,740      $11.15
                                                                  =======       =======           =======      ======
    Options expected to be exercisable at year-end
    Fair value of options granted                                                $ 2.77                        $ 2.97
                                                                                =======                        ======

The following information applies to options outstanding at September 30, 2007:

    Number outstanding                                           396,220
    Exercise price$11.15 - $13.63
    Weighted-average exercise price                               $11.21
    Weighted-average remaining contractual life                7.7 years
    Aggregate intrinsic value of vested options                 $303,196




The expected term of options is based on evaluations of historical and expected future employee exercise behavior. The risk free interest rate is based upon the U.S. Treasury rates at the date of grant with maturity dates approximately equal to the expected life at grant date. Volatility is based upon the historical volatility of the Corporation's stock.

                             Cheviot Financial Corp.

         For the three and nine months ended September 30, 2007 and 2006

5.   Stock Option Plan (continued)
     ----------------------------

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

6.   Income Taxes
     ------------

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

                             Cheviot Financial Corp.

         For the three and nine months ended September 30, 2007 and 2006

7.   Effects of Recent Accounting Pronouncements (continued)
     -------------------------------------------------------

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

SFAS No. 156 applies to all separately recognized servicing assets and liabilities acquired or issued after the beginning of an entity's fiscal year that begins after September 15, 2006, or January 1, 2007 as to the Corporation, with earlier application permitted. The Corporation adopted SFAS No. 156 as of January 1, 2007, applying the amortization method without financial statement effect. The Corporation's mortgage servicing rights totaled approximately $75,000 at September 30, 2007, and therefore, the remaining disclosures required under SFAS No. 156 have been omitted based on materiality.

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

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement emphasizes that fair value is a market-based measurement and should be determined based on assumptions that a market participant would use when pricing an asset or liability. This Statement clarifies that

                             Cheviot Financial Corp.

         For the three and nine months ended September 30, 2007 and 2006

7.   Effects of Recent Accounting Pronouncements (continued)
     -------------------------------------------------------

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

In September 2006, the FASB ratified the Emerging Issues Task Force's (EITF) Issue 06-4, "Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements," which requires companies to recognize a liability and related compensation costs for endorsement split-dollar life insurance policies that provide a benefit to an employee extending to postretirement periods. The liability should be recognized based on the substantive agreement with the employee. Issue 06-4 is effective beginning January 1, 2008. The Issue can be applied as either a change in accounting principle through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption, or a change in accounting principle through retrospective application to all periods. The Corporation is in the process of evaluating the impact the adoption of Issue 06-4 will have on the financial statements.

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

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115." This Statement allows companies the choice to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board's long-term measurement objectives for accounting for financial instruments. This Statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007, or January 1, 2008 as to the Corporation, and interim periods within those fiscal years. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157, "Fair Value Measurements." The Corporation is currently evaluating the impact the adoption of SFAS No. 159 will have on the financial statements.
                                       14

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

Critical Accounting Policies
-----------------------------

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

Discussion of Financial Condition Changes at December 31, 2006 and at September 30, 2007
--------------------------------------------------------------------------------

Total assets increased $6.2 million, or 2.0%, to $315.9 million at September 30, 2007, from $309.8 million at December 31, 2006. The increase in total assets reflects an increase in investment securities and loans receivable, which were partially offset by a decrease in mortgage-backed securities.

Cash, federal funds sold and interest-earning deposits increased $43,000, or 0.8%, to $5.5 million at September 30, 2007, from $5.5 million at December 31, 2006. The increase in cash and cash equivalents at September 30, 2007, was due to a $443,000 increase in cash and due from banks and a $293,000 increase in interest earning deposits, which was partially offset by a $693,000 decrease in federal funds sold. Investment securities increased $2.0 million to $36.2 million at September 30, 2007. At September 30, 2007, $23.1 million of investment securities were classified as held to maturity, while $13.1 million were classified as available for sale.

                             Cheviot Financial Corp.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

Discussion of Financial Condition Changes at December 31, 2006 and at September 30, 2007 (continued)
--------------------------------------------------------------------------------

Mortgage-backed securities decreased $3.9 million, or 25.6%, to $11.4 million at September 30, 2007, from $15.3 million at December 31, 2006. The decrease in mortgage-backed securities was due primarily to principal prepayments and repayments totaling $3.9 million. At September 30, 2007, $10.5 million of mortgage-backed securities were classified as held to maturity, while $877,000 were classified as available for sale. Management has focused on investing in shorter term instruments in an effort to enhance the Corporation's liquidity in the current interest rate environment.

Loans receivable, including loans held for sale, increased $7.4 million, or 3.1%, to $248.6 million at September 30, 2007, from $241.2 million at December 31, 2006. The increase reflects loan originations totaling $38.1 million, partially offset by loan principal repayments of $27.0 million and sales of $2.9 million.

The allowance for loan losses totaled $507,000 and $833,000 at September 30, 2007 and December 31, 2006, respectively. In determining the adequacy of the allowance for loan losses at any point in time, management and the board of directors apply a systematic process focusing on the risk of loss in the portfolio. First, the loan portfolio is segregated by loan types to be evaluated collectively and loan types to be evaluated individually. Delinquent multi-family and commercial loans are evaluated individually for potential impairments in their carrying value. Second, the allowance for loan losses entails utilizing our historic loss experience by applying such loss percentage to the loan types to be collectively evaluated in the portfolio. This segment of the loss analysis resulted in a $15,000 addition to the provision for loss for the three and nine months ended September 30, 2007. The analysis of the allowance for loan losses requires an element of judgment and is subject to the possibility that the allowance may need to be increased, with a corresponding reduction in earnings. To the best of management's knowledge, all known and inherent losses that are probable and that can be reasonably estimated have been recorded at September 30, 2007.

Non-performing and impaired loans totaled $687,000 and $281,000 at September 30, 2007 and December 31, 2006, respectively. At September 30, 2007, non-performing and impaired loans were comprised solely of 6 loans secured by one- to four-family residential real estate. The allowance for loan losses represented 73.8% and 296.4% of non-performing and impaired loans and 0.28% and 0.12% of total loans at September 30, 2007 and December 31, 2006, respectively. The decrease in the allowance for loan losses is a result of approximately $341,000 charged-off for valuation adjustments on real estate acquired through foreclosure. Real estate was adjusted to fair market value based on updated appraisals. As of September 30, 2007, there were eleven properties comprising real estate acquired through foreclosure. Four of these properties are under contract to sell and are anticipated to close during the third quarter. There is no estimated gain or loss on the sale of these properties. Although management believes that the Corporation's allowance for loan losses conforms with generally accepted accounting principles based upon the available facts and circumstances, there can be no assurance that additions to the allowance will not be necessary in future periods, which would adversely affect our results of operations.

Deposits increased $9.6 million, or 4.7%, to $215.1 million at September 30, 2007, from $205.5 million at December 31, 2006. The increase in deposits is due primarily to offering competitive rates on certificates of deposits to increase our customer base and provide liquidity. Advances from the Federal Home Loan Bank of Cincinnati increased by $772,000, or 2.6%, to $30.0 million at September 30, 2007, from $29.2 million at December 31, 2006.

Shareholders' equity decreased $4.0 million, or 5.6%, to $68.2 million at September 30, 2007, from $72.2 million at December 31, 2006. The decrease primarily resulted from the repurchase of $4.4 million in common stock classified as treasury shares and dividends paid of $886,000, which were partially offset by net earnings of $752,000. At September 30, 2007, Cheviot Financial had the ability to purchase an additional 66,706 shares under its announced stock repurchase plan.

                             Cheviot Financial Corp.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Nine-Month Periods Ended September 30, 2007 and 2006
--------------------------------------------------------------------------------

General
-------

Net earnings for the nine months ended September 30, 2007 totaled $752,000, a $552,000 decrease from the $1.3 million net earnings reported for the same period in 2006. The decrease in net earnings reflects a decrease in net interest income of $351,000 and an increase of $463,000 in general, administrative and other expenses, which were partially offset by an increase in other income of $12,000 and a decrease of $265,000 in federal income taxes for the 2007 period.

Net Interest Income
-------------------

Total interest income increased $1.1 million, or 9.2%, to $13.3 million for the nine-months ended September 30, 2007, from the comparable period in 2006. Interest income on loans increased $819,000, or 7.9%, to $11.2 million during the 2007 period from $10.4 million for the 2006 period. This increase was due primarily to a $14.1 million, or 6.1%, increase in the average balance of loans outstanding, and a 10 basis point increase in the weighted-average yield on loans to 6.08% for the 2007 period from 5.98% for the nine months ended September 30, 2006.

Interest income on mortgage-backed securities decreased $92,000, or 14.6%, to $536,000 for the nine months ended September 30, 2007, from $628,000 for the same period in 2006, due primarily to a $5.9 million decrease in the average balance of securities outstanding, which was partially offset by a 107 basis point increase in the average yield period to period. The average balance of mortgage-backed securities is down as a result of the Corporation's ability to use adjustable rate mortgages as an investment alternative for interest rate risk purposes. Interest income on investment securities increased $450,000, or 48.0%, to $1.4 million for the nine months ended September 30, 2007, compared to $938,000 for the same period in 2006, due primarily to a 99 basis point increase in the average yield to 5.25% in the 2007 period, and an increase of $5.9 million, or 20.1% in the average balance of investment securities outstanding. The average balance of investment securities increased as a result of the Corporation's increased liquidity and ability to invest in higher yielding securities. Interest income on other interest-earning deposits decreased $58,000, or 25.8% to $167,000 for the nine months ended September 30, 2007, as compared to the same period in 2006.

Interest expense increased $1.5 million, or 26.4% to $7.0 million for the nine months ended September 30, 2007, from $5.6 million for the same period in 2006. Interest expense on deposits increased by $1.5 million, or 34.7%, to $6.0 million for the nine months ended September 30, 2007, from $4.4 million for the same period in 2006 due primarily to an 64 basis point increase in the weighted average costs of deposits to 3.75 % during the 2007 period and a $21.9 million, or 11.6%, increase in the weighted-average balance outstanding. Interest expense on borrowings decreased by $64,000, or 5.6%, due primarily to a $1.9 million, or 6.0%, decrease in the average balance outstanding, which was partially offset by a 2 basis point increase in the average cost of borrowings. The increase in the yields on interest-earning assets and costs of interest-bearing liabilities were due primarily to the overall increase in interest rates during the 2007 period.

As a result of the foregoing changes in interest income and interest expense, net interest income decreased by $351,000, or 5.3%, to $6.2 million for the nine months ended September 30, 2007. The average interest rate spread decreased to 2.06% for the nine months ended September 30, 2007 from 2.33% for the nine months ended September 30, 2006. The net interest margin decreased to 2.80% for the nine months ended September 30, 2007 from 3.08% for the nine months ended September 30, 2006.
                                       17

                             Cheviot Financial Corp.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Nine-Month Periods Ended September 30, 2007 and 2006 (continued)
--------------------------------------------------------------------------------

Provision for Losses on Loans
-----------------------------

As a result of the allowance for loan losses analysis described elsewhere in this document, management recorded a $15,000 provision for losses on loans for the nine months ended September 30, 2007. There was no provision for losses on loans for the nine months ended September 30, 2006. There can be no assurance that the loan loss allowance will be sufficient to cover losses on non-performing loans in the future, however management believes they have identified all known and inherent losses that are probable and that can be reasonably estimated within the loan portfolio, and that the allowance for loan losses is adequate to absorb such losses.

Other Income
-------------

Other income increased $12,000, or 3.0%, to $411,000 for the nine months ended September 30, 2007, compared to the same period in 2006, due primarily to an increase in other operating income of $22,000, a decrease of $18,000 in the loss on sale of real estate acquired through foreclosure and an increase in the gain on the sale of loans of $17,000, which were partially offset by a decrease of $44,000 in the gain on sale of office premises and equipment.

General, Administrative and Other Expense
-----------------------------------------

General, administrative and other expense increased $463,000, or 9.1%, to $5.5 million for the nine months ended September 30, 2007, from $5.1 million for the comparable period in 2006. This increase is a result of an increase of $188,000 in employee compensation and benefits, a $97,000 increase in occupancy and equipment, a $83,000 increase in property payroll and other taxes, a $13,000 increase in legal and professional services and an increase of $60,000 in other operating expense. The increase in employee compensation and benefits is due primarily to an increase in the number of employees reflecting three complete quarter's of operation of two additional branches during 2007 as compared to two quarter's of operation in 2006. The increase in occupancy and equipment is due primarily to expense incurred for the operation of the two new branches opened in the latter quarters of 2006. The increase in property, payroll and other taxes is due primarily to an increase in the Ohio franchise tax. The increase in legal and professional services was due primarily to expenses incurred for litigation proceedings wherein the Corporation was defending its security interest in collateral. The Corporation has reached a settlement regarding this litigation of $50,000, accounting for the majority of the increase in other operating expense for the 2007 nine month period.

Federal Income Taxes
---------------------

The provision for federal income taxes decreased $265,000, or 43.2%, to $349,000 for the nine months ended September 30, 2007, from $614,000 for the same period in 2006, due primarily to a $817,000, or 42.6%, decrease in pre-tax earnings. The effective tax rate was 31.7% and 32.0% for the nine month periods ended September 30, 2007 and 2006. The difference between the Corporation's effective tax rate in the 2007 and 2006 periods and the 34% statutory corporate rate is due primarily to the tax-exempt earnings on bank-owned life insurance, tax-exempt interest on municipal obligations and tax benefits for the contribution to the Cheviot Savings Bank Foundation.
                                       18

                             Cheviot Financial Corp.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Three-Month Periods Ended September 30, 2007 and 2006
--------------------------------------------------------------------------------

General
-------

Net earnings for the three months ended September 30, 2007 totaled $275,000, a $162,000 decrease from the $437,000 net earnings reported in the September 2006 period. The decrease in net earnings reflects a decrease in net interest income after the provision for losses on loans of $97,000, a decrease of $23,000 in other income and an increase of $115,000, in general, administrative and other expenses, which was partially offset by an a decrease of $73,000 in federal income taxes for the 2007 quarter.

Net Interest Income
-------------------

Total interest income increased $232,000, or 5.4%, to $4.5 million for the three-months ended September 30, 2007, from the comparable quarter in 2006. Interest income on loans increased $220,000, or 6.1%, to $3.8 million during the 2007 quarter from $3.6 million for the 2006 quarter. This increase was due primarily to a $11.9 million, or 5.0%, increase in the average balance of loans outstanding, and a 6 basis point increase in the average yield on loans to 6.13% for the 2007 quarter from 6.07% for the three months ended September 30, 2006.

Interest income on mortgage-backed securities decreased $34,000, or 16.7%, to $170,000 for the three months ended September 30, 2007, from $204,000 for the comparable 2006 quarter, due primarily to a $5.6 million decrease in the average balance of securities outstanding, which was partially offset by a 108 basis point increase in the average yield period to period. Interest income on investment securities increased $122,000, or 32.1%, to $502,000 for the three months ended September 30, 2007, compared to $380,000 for the same quarter in 2006, due primarily to a 102 basis point increase in the average yield to 5.51% in the 2007 quarter, and an increase of $2.6 million, or 7.6% in the average balance of investment securities outstanding. Interest income on other interest-earning deposits decreased $76,000, or 66.1% to $39,000 for the three months ended September 30, 2007.

Interest expense increased $314,000, or 14.7% to $2.4 million for the three months ended September 30, 2007, from $2.1 million for the same quarter in 2006. Interest expense on deposits increased by $270,000, or 15.2%, to $2.1 million from $1.8 million due primarily to a 40 basis point increase in the average costs of deposits to 3.90% during the 2007 quarter due to the total composition of deposits shifting to higher rate certificates of deposit and a $6.5 million, or 3.2%, increase in the average balance outstanding. Interest expense on borrowings increased by $44,000, or 12.6%, due primarily to a $2.6 million, or 8.9%, increase in the average balance outstanding and a 17 basis point increase in the average cost of borrowings. The increase in the yields on interest-earning assets and costs of interest-bearing liabilities were due primarily to the overall increase in interest rates during the September 2007 quarter.

As a result of changes in interest income and interest expense, net interest income decreased by $82,000, or 3.8%, to $2.1 million for the three months ended September 30, 2007, as compared to the same quarter in 2006. The average interest rate spread decreased to 2.00% for the three months ended September 30, 2007 from 2.13% for the three months ended September 30, 2006. The net interest margin decreased to 2.77% for the three months ended September 30, 2007 from 2.91% for the three months ended September 30, 2006.

                             Cheviot Financial Corp.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

Provision for Losses on Loans
-----------------------------

As a result of the allowance for loan losses analysis described elsewhere in this document, management recorded a $15,000 provision for losses on loans for the three months ended September 30, 2007. There was no provision for losses on loans for the nine months ended September 30, 2006. There can be no assurance that the loan loss allowance will be sufficient to cover losses on non-performing loans in the future, however management believes they have identified all known and inherent losses that are probable and that can be reasonably estimated within the loan portfolio, and that the allowance for loan losses is adequate to absorb such losses.

Other Income
------------

Other income decreased $23,000, or 13.1%, to $153,000 for the three months ended September 30, 2007, compared to the same quarter in 2006, due primarily to a decrease in the gain on sale of office premises and equipment of $44,000, which was partially offset by an increase in other operating income of $16,000 and an increase in the gain on the sale of loans of $7,000.

General, Administrative and Other Expense
-----------------------------------------

General, administrative and other expense increased $115,000, or 6.8%, to $1.8 million for the three months ended September 30, 2007, from $1.7 million for the comparable quarter in 2006. This increase is a result of an increase of $29,000 in employee compensation and benefits, a $30,000 increase in occupancy and equipment, a $50,000 increase in property, payroll and other taxes. The increase in employee compensation and benefits is due primarily to an increase in the number of employees reflecting the full operation of two additional branches during the 2007 period as compared with the 2006 period. The increase in property, payroll and other taxes is due primarily to an increase in Ohio franchise tax.

Federal Income Taxes
--------------------

The provision for federal income taxes decreased $73,000, or 36.3%, to $128,000 for the three months ended September 30, 2007, from $201,000 for the same quarter in 2006, due primarily to a $235,000, or 36.8%, decrease in pre-tax earnings. The effective tax rate was 31.8% and 31.5% for the three month periods ended September 30, 2007 and 2006, respectively. The difference between the Corporation's effective tax rate in the 2007 and 2006 periods and the 34% statutory corporate rate is due primarily to the tax-exempt earnings on bank-owned life insurance, tax-exempt interest on municipal obligations and tax benefits for the contribution to the Cheviot Savings Bank Foundation.
                                       20

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

ITEM 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities
         -----------------------------------------------------------------------

          The Corporation announced a repurchase plan on September 13, 2006 which provides for the repurchase of 5% or 471,140 shares of our common stock. As of September 30, 2007, the Corporation had purchased 404,434 shares pursuant to the program.

                                                                 Total # of
                                                              shares purchased
                                Total           Average      as part of publicly
                             # of shares      price paid       announced plans
 Period                       purchased        per share         or programs
 ------                       ---------        ---------        ------------
 July 1-31, 2007               28,326            $13.50            307,320
 August 1-31, 2007             91,860            $13.23            399,180
 September 1 - 30, 2007         5,254            $12.37            404,434


ITEM 3.  Defaults Upon Senior Securities
         -------------------------------

           Not applicable.

ITEM 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

           None.

ITEM 5.  Other Information
         -----------------

           None.

                             Cheviot Financial Corp.

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



Date:   November 9, 2007               By: /s/Thomas J. Linneman
       --------------------                -------------------------------------
                                           Thomas J. Linneman
                                           President and Chief Executive Officer



Date:   November 9, 2007               By:  /s/Scott T. Smith
       -------------------                  ------------------------------------
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


Date:  November 9, 2007                    /s/ Thomas J. Linneman
                                           -------------------------------------
                                           Thomas J. Linneman
                                           President and Chief Executive Officer
                                           (principal executive officer)

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


Date:  November 9,2007                              /s/ Scott T. Smith
                                                    ---------------------------
                                                    Scott T. Smith
                                                    Chief Financial Officer
                                                   (principal financial officer)

                                                                    Exhibit 32.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Cheviot Financial Corp. (the "Company"), on Form 10-Q for the period ended September 30, 2007, as filed with the Securities and Exchange Commission on the date of this Certification (the "Report"), I, Thomas J. Linneman, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

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


                                           /s/ Thomas J. Linneman
                                           -------------------------------------
                                           Thomas J. Linneman
                                           President and Chief Executive Officer

         Date:  November 9, 2007

                                                                    Exhibit 32.2

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Cheviot Financial Corp. (the "Company"), on Form 10-Q for the period ended September 30, 2007, as filed with the Securities and Exchange Commission on the date of this Certification (the "Report"), I, Scott T. Smith, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

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

         Date:  November 9, 2007