Form 10-K
period 2007-12-31
CHEVIOT FINANCIAL CORP
filed 2008-03-25
CIK 1248124

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Fiscal Year Ended December 31, 2007
OR
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _______________ to ______________________

Commission File No. 000-33405

Cheviot Financial Corp.

(Exact name of registrant as specified in its charter)

Federal	56-2423720

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

3723 Glenmore Avenue, Cheviot, Ohio	45211

(Address of Principal Executive Offices)	Zip Code

(513) 661-0457

(Registrant’s telephone number)

Securities Registered Pursuant to Section 12(b) of the Act:	Common Stock, par value $.01 per share	The Nasdaq Stock Market, LLC

	(Title of Class)	(Name of Each Exchange on which Registered)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, $0.01 par value	The NASDAQ Stock Market, LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
YES ☐     NO ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
YES ☐     NO ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.          YES ☒     NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.          ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   YES ☐      NO ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price on June 30, 2007, as reported by the Nasdaq Capital Market, was approximately $38.7 million.

As of March 1, 2008, there was issued and outstanding 8,925,058 shares of the Registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE:

(1) Proxy Statement for the 2008 Annual Meeting of Stockholders of the Registrant (Part III).
(2) Annual Report to Stockholder (Part II and IV).

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

General

Cheviot Financial Corp.

          Following completion of our mutual holding company reorganization and stock offering on January 5, 2004, Cheviot Financial Corp. (the “Company”) became the mid-tier stock holding company for Cheviot Savings Bank. The business of Cheviot Financial Corp. consists of holding all of the outstanding common stock of Cheviot Savings Bank. Cheviot Financial Corp. is chartered under Federal law. As part of our reorganization, we issued a total of 9,918,751 shares of common stock. Our mutual holding company parent, Cheviot Mutual Holding Company, received 5,455,313 of our common shares, and we sold 4,388,438 shares to our depositors and a newly formed Employee Stock Ownership Plan. In addition, 75,000 shares were issued to a charitable foundation formed by Cheviot Savings Bank. Under federal regulations, so long as Cheviot Mutual Holding Company exists, it will own at least 50.1% of the voting stock of Cheviot Financial Corp. At December 31, 2007, Cheviot Financial Corp. had total consolidated assets of $319.1 million, total deposits of $219.5 million, and stockholders’ equity of $67.9 million. Our executive offices are located at 3723 Glenmore Avenue, Cheviot, Ohio 45211, and our telephone number is (513) 661-0457.

Cheviot Savings Bank

          Cheviot Savings Bank (the “Bank”) was established in 1911 as an Ohio-chartered savings and loan association. Following our reorganization we became an Ohio-chartered stock savings and loan. Our primary business activity is the origination of one- to four-family real estate loans. To a lesser extent, we originate construction, multi-family, commercial real estate and consumer loans. We also invest in securities, primarily United States Government Agency securities and mortgage-backed securities.

Market Area

          We conduct our operations from our executive office in Cheviot, Ohio and six full-service branches, all of which are located in the western section of Hamilton County, Ohio. Cheviot, Ohio is located in Hamilton County and is 10 miles west of downtown Cincinnati. Hamilton County, Ohio represents our primary geographic market area for loans and deposits with our remaining business operations conducted in the larger Cincinnati metropolitan area which includes Warren, Butler and Clermont Counties. We also conduct a moderate level of business in the southeastern Indiana region, primarily in Dearborn, Ripley, Franklin and Ohio Counties. We will also originate loans secured by properties in Northern Kentucky. The local economy is diversified into most economic sectors, with services, trade and manufacturing employment remaining the most prominent employment sectors in Hamilton County. Hamilton County is a primarily developed and urban county. The employment base is well diversified and there is no dependence on one area of the economy for continued employment. Our future growth opportunities will be influenced by the growth and stability of the regional, state and national economies, other demographic trends and the competitive environment.

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

	At December 31,

	2007		2006		2005		2004		2003

	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent

	(Dollars in thousands)
Real estate loans:
One- to four-family residential(1)	$216,958	84.39%	$209,996	84.06%	$195,059	84.97%	$182,016	86.86%	$166,998	86.11%
Multi-family residential	10,638	4.14	11,250	4.50	11,144	4.86	9,944	4.75	7,714	3.98
Construction	19,421	7.55	19,022	7.61	12,360	5.38	10,718	5.11	13,770	7.10
Commercial(2)	10,018	3.90	9,466	3.80	10,883	4.74	6,750	3.22	5,278	2.72
Consumer(3)	66	0.02	82	0.03	110	0.05	133	0.06	169	0.09

Total loans	257,101	100.00%	249,816	100.00%	229,556	100.00%	209,561	100.00%	193,929	100.00%

Less:
Undisbursed portion of loans in process	6,585		7,646		5,849		4,754		6,038
Deferred loan origination fees	88		159		188		233		270
Allowance for loan losses	596		833		808		732		768

Total loans, net	$249,832		$241,178		$222,711		$203,842		$186,853

(1)	Includes home equity lines of credit, loans purchased and loans held for sale.

(2)	Includes land loans.

(3)	Loans secured by deposit accounts.

          Loan Maturity Schedule. The following table sets forth certain information as of December 31, 2007, regarding the amount of loans maturing in our portfolio. Demand loans and loans with no stated maturity, are reported as due within one year.

	At December 31, 2007

	Within One Year	One Through Three Years	Three Through Five Years	Five Through Ten Years	Ten Through Twenty Years	Beyond Twenty Years	Total

	(In thousands)
Real estate loans:
One- to four-family real estate	$5,055	$11,050	$12,436	$38,335	$120,654	$29,428	$216,958
Multi-family residential	173	385	446	1,447	5,091	3,096	10,638
Construction	382	854	986	3,197	11,208	2,794	19,421
Commercial	112	251	290	942	5,110	3,313	10,018
Consumer	66	—	—	—	—	—	66

Total loans	$5,788	$12,540	$14,158	$43,921	$142,063	$38,631	$257,101

          Fixed and Adjustable-Rate Loan Schedule. The following table sets forth at December 31, 2007, the dollar amount of all fixed-rate and adjustable-rate mortgage loans and home equity lines of credit due after December 31, 2008.

	Due After December 31, 2008

	Fixed	Floating or Adjustable	Total

Real estate loans:
One- to four-family real estate	$173,760	$38,143	$211,903
Multi-family residential	8,581	1,884	10,465
Construction	19,039	—	19,039
Commercial	8,123	1,783	9,906
Consumer	—	—	—

Total loans	$209,503	$41,810	$251,313

          Residential Mortgage Loans. Cheviot Savings Bank originates mortgage loans secured by one- to four-family properties, most of which serve as the primary residence of the owner. As of December 31, 2007, one- to four-family residential mortgage loans totaled $217.0 million, or 84.4% of our total loan portfolio. At December 31, 2007, our one- to four-family residential loan portfolio consisted of 18% in adjustable-rate loans and 82% in fixed-rate loans. Most of our loan originations result from relationships with existing or past customers, members of our local community and referrals from realtors, attorneys and builders.

          Our mortgage loans generally, have terms from 15 to 30 years and amortize on a monthly basis with principal and interest due each month. As of December 31, 2007, we offered the following residential mortgage loan products:

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

          During the year ended December 31, 2007, we originated $4.6 million in adjustable-rate loans and $43.1 million in fixed-rate loans.

          Home equity lines of credit are generally made for owner-occupied homes and are secured by first or second mortgages on residential properties. We are attempting to increase our originations of home equity lines of credit. We generally offer home equity lines of credit with a maximum loan to appraised value ratio of 95% including senior liens on the subject property. We currently offer these loans for terms of up to 10 years, and with adjustable rates that are tied to the prime rate. At December 31, 2007, home equity lines of credit represented $9.8 million of our one- to four-family residential loans.

          Construction Loans. Cheviot Savings Bank originates construction loans for owner-occupied residential real estate, and, to a lesser extent, for commercial builders of residential real estate, improvement to existing structures, new construction for commercial purposes and residential land development.

          At December 31, 2007, construction loans represented $19.4 million, or 7.6%, of Cheviot Savings Bank’s total loans. At December 31, 2007, the unadvanced portion of these constructions loans totaled $6.6 million.

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

          Construction lending generally involves a greater degree of risk than other one- to four-family mortgage lending. The repayment of the construction loan is, to a great degree, dependent upon the successful and timely completion of construction. Various potential factors including construction delays or the financial viability of the builder may further impair the borrower’s ability to repay the loan.

          Multi-Family Loans. At December 31, 2007, $10.6 million, or 4.1%, of our total loan portfolio consisted of loans secured by multi-family real estate. We originate fixed-rate and adjustable rate multi-family real estate loans with amortization schedules of up to 25 years. We generally lend up to 80% of the property’s appraised value. Appraised values are determined by an outside independent appraiser that we designate. In deciding to originate a multi-family loan, we review the creditworthiness of the borrower, the expected cash flows from the property securing the loan, the cash flow requirements of the borrower, the value of the property and the quality of the management involved with the property. We generally obtain the personal guarantee of the principals when originating multi-family real estate loans.

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

          Commercial Real Estate Loans. We originate commercial real estate loans to finance the purchase of real property, which generally consists of land and/or developed real estate. In underwriting commercial real estate loans, consideration is given to the property’s historic and projected cash flow, current and projected occupancy, location, physical condition and credit worthiness of the borrower. At December 31, 2007, our commercial real estate portfolio totaled $10.0 million, or 3.9%, of total loans. A majority of our commercial real estate loans are secured by properties in Hamilton County. Our commercial real estate portfolio is diverse as to borrower and property type.

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

          Consumer Loans. On a limited basis, we make loans secured by deposit accounts up to 90% of the amount of the depositor’s collected deposit account balance. At December 31, 2007, these loans totaled $66,000, or 0.02%, of total loans. Consumer loans are payable upon demand.

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

          The following table sets forth the loan origination, sales and repayment activities of Cheviot Savings Bank for the periods indicated.

	For the Year Ended December 31,	For the Year Ended December 31,	For the Year Ended December 31,	For the Year Ended December 31,	For the Nine Months Ended December 31,	For the Year Ended March 31,

	2007	2006	2005	2004	2003	2003

	(In thousands)

Balance outstanding at beginning or period	$241,178	$222,711	$203,842	$186,853	$182,444	$166,550

Originations, including purchased loans
Real estate loans:
One- to four-family residential(1)	36,136	46,924	53,174	47,736	42,667	54,106
Multi-family residential	200	2,791	2,974	2,406	998	3,936
Construction	9,259	8,406	7,023	8,886	9,023	11,784
Commercial(2)	2,018	1,472	1,310	1,541	926	2,922
Consumer(3)	92	448	111	39	30	192

Total loan originations	47,705	60,041	64,592	60,608	53,644	72,940

Less:
Principal repayments	34,565	39,175	43,884	40,605	46,669	56,260
Transfers to real estate acquired through foreclosure	773	—	201	293	46	157
Loans sold in the secondary market(4)	3,670	2,440	1,595	2,827	2,598	481
Other(5)	43	(41)	43	(106)	(78)	148

Total deductions	39,051	41,574	45,723	43,619	49,235	57,046

Balance outstanding at end of period	$249,832	$241,178	$222,711	$203,842	$186,853	$182,444

(1)	Includes home equity lines of credit, loans purchased and loans held for sale.

(2)	Includes land loans.

(3)	Loans secured by deposit accounts.

(4)	Loans sold to the Federal Home Loan Bank of Cincinnati.

(5)	Other items consist of loans in process, deferred loan origination fees, unearned interest and the allowance for loan losses.

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

          Cheviot Savings Bank’s loan approval process is intended to provide direction to management on all phases of real estate lending activity since such real estate mortgage lending is the single most important revenue producing investment of Cheviot Savings Bank. Therefore, Cheviot Savings Bank believes that the underwriting of mortgage loans should be consistent with safe and sound practices to ensure the financial viability of the Bank. The loan underwriting policy is also established to provide appropriate limits and standards for all extensions of credit in real estate or for the purpose of financing the construction of a building or other improvement. Cheviot Savings Bank’s loan committee has the authority to approve or deny loan applications on one- to four-family owner occupied properties up to $500,000. This committee also has the authority for approving or denying loan applications on non-owner occupied properties up to $200,000. The loan committee reviews all loan applications submitted to Cheviot Savings Bank and lists such applications on a review sheet that is submitted to the board of directors. The board of directors ratifies all loans approved by the loan committee and approves all other loans other than those specifically set forth above.

          Loans to One Borrower. State savings and loan institutions are subject to the same loans to one borrower limits as those applicable to national banks, which under current regulations restrict loans to one borrower to an amount equal to 15% of unimpaired equity on an unsecured basis, and an additional amount equal to 10% of unimpaired equity if the loan is secured by readily marketable collateral (generally, financial instruments and bullion, but not real estate). Our loans to one borrower limit under this regulation at December 31, 2007 was $8.0 million. Our policy generally provides that loans to one borrower (or related borrowers) should not exceed $4.0 million (excluding the borrower’s principal residence). However, the board of directors may approve loans in greater amounts and may amend this limitation annually based on the asset growth and capital position of Cheviot Savings Bank.

          At December 31, 2007, the largest aggregate credit exposure to one borrower consisted of one loan totaling $5.4 million. This loan was performing in accordance with contractual terms. There were thirteen additional credit relationships, including committed amounts, in excess of $1.0 million at December 31, 2007. All of the loans extended under these credit relationships were performing as of December 31, 2007.

Asset Quality.

          General. One of our key operating objectives has been, and continues to be, to maintain a high asset quality. Our high proportion of one- to four-family mortgage loans, our maintenance of sound credit standards for new loan originations and our loan administration procedures have resulted in our impaired and non-performing loans totaling to $660,000, or 0.26% of net loans at December 31, 2007.

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

          Marketing real estate owned generally involves listing the property for sale. Cheviot Savings Bank maintains the real estate acquired through foreclosure in good condition to enhance its marketability. As of December 31, 2007, there were eleven loans classified as real estate owned totaling $625,000.

          Delinquent Loans and Non-performing Loans and Assets. Our policies require that the collection manager monitor the status of the loan portfolios and report to the Board on a monthly basis. These reports include information on delinquent loans, criticized and classified assets, foreclosed real estate and our plans to cure the delinquent status of the loans.

           It is Cheviot Savings Bank’s policy to underwrite single-family residential loans up to an 95% loan-to-value ratio and all other loans (multi-family, construction, commercial and consumer) on no more than an 80% loan-to-value ratio. It has been the Bank’s experience that interest on delinquent loans is generally recovered in ultimate settlement of the loan due to this conservative underwriting policy. We generally stop accruing interest on our one-to four-family residential, construction and commercial loans when interest or principal payments are 150 days in arrears. Consumer loans are comprised exclusively of loans secured by deposits with Cheviot Savings Bank. Such loans are placed on non-accrual status should they become 90 days delinquent. The Bank will stop accruing interest earlier when the timely collectibility of such interest or principal is doubtful.

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

          The following table sets forth certain information regarding delinquencies in our loan portfolio as of December 31, 2007.

At December 31, 2007

	30-59 Days Delinquent		60-89 Days Delinquent		90 or More Days Delinquent

	Amount	Percent of Net Loans	Amount	Percent of Net Loans	Amount	Percent of Net Loans

(Dollars in thousands)
Real Estate Loans:
One- to four-family residential(1)	$171	0.07%	$130	0.05%	$1,601	0.64%
Multi-family residential	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Commercial(2)	—	—	—	—	—	—
Consumer(3)	—	—	—	—	—	—

Total delinquent loans	$171	0.07%	$130	0.05%	$1,601	0.64%

At December 31, 2006

	30-59 Days Delinquent		60-89 Days Delinquent		90 or More Days Delinquent

	Amount	Percent of Net Loans	Amount	Percent of Net Loans	Amount	Percent of Net Loans

(Dollars in thousands)
Real Estate Loans:
One- to four-family residential(1)	$506	0.21%	$265	0.11%	$468	0.19%
Multi-family residential	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Commercial(2)	—	—	—	—	—	—
Consumer(3)	—	—	—	—	—	—

Total delinquent loans	$506	0.21%	$265	0.11%	$468	0.19%

(footnotes on next page)

	At December 31, 2005

	30-59 Days Delinquent		60-89 Days Delinquent		90 or More Days Delinquent

	Amount	Percent of Net Loans	Amount	Percent of Net Loans	Amount	Percent of Net Loans

	(Dollars in thousands)
Real Estate Loans:
One- to four-family residential(1)	$367	0.16%	$299	0.13%	$15	0.01%
Multi-family residential	—	—	—	—	134	0.06
Construction	—	—	—	—	—	—
Commercial(2)	—	—	—	—	—	—
Consumer(3)	—	—	—	—	—	—

Total delinquent loans	$367	0.16%	$299	0.13%	$149	0.07%

	At December 31, 2004

	30-59 Days Delinquent		60-89 Days Delinquent		90 or More Days Delinquent

	Amount	Percent of Net Loans	Amount	Percent of Net Loans	Amount	Percent of Net Loans

	(Dollars in thousands)
Real Estate Loans:
One- to four-family residential(1)	$109	0.05%	$29	0.01%	$141	0.07%
Multi-family residential	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Commercial(2)	—	—	—	—	94	0.05
Consumer(3)	—	—	—	—	—	—

Total delinquent loans	$109	0.05%	$29	0.01%	$235	0.12%

(1)       Includes home equity lines of credit, loans purchased and loans held for sale.

(2)       Includes loans secured by land.

(3)       Loans secured by deposit accounts.

          The following table sets forth information regarding impaired and non-performing loans and assets.

	At December 31,

	2007	2006	2005	2004	2003

	(Dollars in thousands)
Non-accrual real estate loans:
One- to four-family residential(1)	$660	$269	$—	$96	$4
Multi-family residential	—	—	134	—	—
Construction	—	—	—	—	—
Commercial(2)	—	—	—	94	226
Consumer(3)	—	—	—	—	—

Total non-accruing loans(4)	660	269	134	190	230
Impaired loans	—	12	15	33	38
Accruing loans delinquent 90 days or more	—	—	—	28	194

Total non-performing loans	660	281	149	251	462
Real estate acquired through foreclosure	625	—	89	90	46

Total non-performing assets	$1,285	$281	$238	$341	$508

Non-performing assets to total assets	0.40%	0.09%	0.08%	0.12%	0.16%
Non-performing loans to net loans	0.26%	0.12%	0.07%	0.12%	0.25%

(1)	Includes home equity lines of credit, loans purchased and loans held for sale.

(2)	Includes loans secured by land.

(3)	Loans secured by deposit accounts.

(4)

For the year ended December 31, 2007, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $51,000. $9,000 in interest income was recorded on such loans during the year ended December 31, 2007.

          Non-performing and impaired loans totaled $660,000 at December 31, 2007.

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

          Classified Assets. Federal regulations require that each insured savings institution classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, federal examiners have authority to identify problem assets and, if appropriate, classify them. There are three classifications for problem assets: “substandard,” “doubtful” and “loss.” Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a higher possibility of loss. An asset classified as a loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. Another category designated “special mention” also may be established and maintained for assets which do not currently expose an insured institution to a sufficient degree of risk to warrant classification as substandard, doubtful or loss. If a classified asset is deemed to be impaired with measurement of loss, Cheviot Savings Bank will establish a charge-off of the loan pursuant to SFAS No. 114. The following table sets forth information regarding classified assets as of December 31, 2007 and 2006.

	At December 31,

	2007	2006	2005

	(In thousands)
Classification of Assets:
Special Mention	$—	$—	$—
Substandard	1,964	1,192	627
Doubtful	—	—	—
Loss	—	—	—

Total	$1,964	$1,192	$627

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

          At December 31, 2007 and 2006, our allowance for loan losses was $596,000 and $833,000, respectively. Our ratio of the allowance for loan losses as a percentage of net loans receivable was 0.24% and 0.35% at December 31, 2007 and 2006.

          The following table sets forth the analysis of the activity in the allowance for loan losses for the periods indicated:

	At or For the Year Ended December 31,	At or For the Year Ended December 31,	At or For the Year Ended December 31,	At or For the Year Ended December 31,	At or For the Nine Months Ended December 31,	At and For the Year Ended March 31,

	2007	2006	2005	2004	2003	2003
	(Dollars in thousands)

Balance at beginning of year	$833	$808	$732	$768	$735	$483

Charge offs:
One- to four-family residential(1)	(353)	—	(21)	—	(12)	$—
Multi-family residential	—	—	—	(36)	—	—
Construction	—	—	—	—	—	—
Commercial(2)	—	—	—	—	—	—
Consumer(3)	—	—	—	—	—	—

Total charge-offs	(353)	—	(21)	(36)	(12)	—

Recoveries:
One- to four-family residential(1)	—	—	—	—	—	—
Multi-family residential	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Commercial(2)	—	—	—	—	—	2
Consumer(3)	—	—	—	—	—	—

Total recoveries	—	—	—	—	—	2

Net recoveries (charge offs)	(353)	—	(21)	(36)	(12)	2

Provision for losses on loans	116	25	97	—	45	250

Balance at end of year	$596	$833	$808	$732	$768	$735

Total loans receivable, net (1)	$249,832	$241,178	$222,771	$203,842	$186,853	$182,444

Average loans receivable outstanding (1)	$246,335	$233,331	$211,736	$197,000	$185,149	$176,728

Allowance for loan losses as a percent of net loans receivable	0.24%	0.35%	0.36%	0.36%	0.41%	0.40%

Net loans charged off as a percent of average loans outstanding	0.14%	0.00%	0.01%	0.02%	0.01%	0.00%

(1)	Includes home equity lines of credit, loans purchased and loans held for sale.

(2)	Includes loans secured by land.

(3)	Loans secured by deposit.

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

	At December 31,

	2007			2006

	Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans

	(Dollars in thousands)
Loan Category
Allocated:
Real estate - mortgage
One-to four-family residential(1)	$320	$216,958	84.39%	$318	$209,996	84.06%
Multi-family residential	20	10,638	4.14	236	11,250	4.50
Construction	7	19,421	7.55	4	19,022	7.61
Commercial(2)	249	10,018	3.90	275	9,466	3.80
Consumer(3)	—	66	0.02	—	82	0.03

Total	$596	$257,101	100.00%	$833	$249,816	100.00%

	At December 31,

	2005			2004

	Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans

	(Dollars in thousands)
Loan Category
Allocated:
Real estate - mortgage
One-to four-family residential(1)	$200	$195,059	84.97%	$353	$182,016	86.86%
Multi-family residential	275	11,144	4.86	166	9,944	4.75
Construction	5	12,360	5.38	22	10,718	5.11
Commercial(2)	328	10,883	4.74	191	6,750	3.22
Consumer(3)	—	110	0.05	—	133	0.06

Total	$808	$229,556	100.00%	$732	$209,561	100.00%

	At December 31,

	2003

	Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans

	(Dollars in thousands)
Loan Category
Allocated:
Real estate - mortgage
One-to four-family residential(1)	$308	$166,998	86.11%
Multi-family residential	213	7,714	3.98
Construction	5	13,770	7.10
Commercial(2)	242	5,278	2.72
Consumer(3)	—	169	0.09

Total	$768	$193,929	100.00%

(1)	Includes home equity lines of credit, loans purchased and loans held for sale.

(2)	Includes loans secured by land.

(3)	Loans secured by deposit accounts.

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

          We account for investment and mortgage-backed securities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115 “Accounting for Certain Investments in Debt and Equity Securities.” SFAS No. 115 requires that investments be categorized as held-to maturity, trading, or available for sale. Securities classified as held to maturity are carried at cost only if we have the positive intent and ability to hold these securities to maturity. Trading securities and securities available for sale are carried at fair value with resulting unrealized gains or losses recorded to operations or shareholders’ equity, respectively. During 2007, we purchased six investment securities that were designated as available for sale. During 2006, we purchased ten investment securities that were designated as available for sale. During 2005, we purchased three investment securities that were designated as held to maturity. All other investment and mortgage-backed securities purchases have been designated as held-to-maturity. Realized gains or losses on sales of securities are recognized using the specific identification method.

          Our current policies generally limit securities investments to U.S. Government, agency and sponsored entity securities and municipal bonds. The policy also permits investments in mortgage-backed securities guaranteed by the Federal National Mortgage Association, (FNMA) the Federal Home Loan Mortgage Corporation (FHLMC) and the Government National Mortgage Corporation (GNMA). Our investment in municipal obligations mature in more than five years. The majority of our investment in U.S. Government and agency obligations were scheduled to mature within fifteen years, or step up in rate within one year at December 31, 2007.

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

	At December 31,

	2007		2006		2005

	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value

	(In thousands)
Investment securities held to maturity:
U.S. Government and agency securities	$23,000	$23,086	$24,999	$24,637	$26,984	$26,405
Municipal obligations	—	—	100	102	100	104

Total investment securities held to maturity	23,000	23,086	25,099	24,739	27,084	26,509
Mortgage-backed securities held to maturity:
FHLMC	802	809	924	923	1,088	1,077
FNMA	930	934	1,097	1,103	1,369	1,376
GNMA	7,768	7,834	12,216	12,225	17,828	17,740

Total mortgage-backed securities held to Maturity	9,500	9,577	14,237	14,251	20,285	20,193

Total investments and mortgage-backed securities held to maturity	32,500	32,663	39,336	38,990	47,369	46,702

Investment securities available for sale:
U.S. Government and agency securities	$10,001	$10,088	$6,998	$6,982	—	—
Municipal obligations	2,110	2,090	2,094	2,103	—	—

Total investment securities available for sale	12,111	12,178	9,092	9,085	—	—

Mortgage-backed securities available for sale:
GNMA	811	814	1,048	1,042	1,282	1,269

Total investment and mortgage-backed securities available for sale	12,922	12,992	10,140	10,127	1,282	1,269

Total investment and mortgage-backed securities	$45,422	$45,655	$49,476	$49,117	$48,651	$47,971

          The following table sets forth certain information regarding the carrying value, weighted average yields and contractual maturities of our securities portfolio as of December 31, 2007. Adjustable-rate mortgage-backed securities are included in the period in which interest rates are next scheduled to adjust.

	At December 31, 2007

	One Year or Less		More Than One Year through Five Years		More Than Five Years through Ten Years		More Than Ten Years		Total Securities

	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Estimated Fair Value	Weighted Average Yield

	(Dollars in thousands)
Investment securities held to maturity:
U.S. Government and agency obligations	$21,000	4.38%	$2,000	3.25%	$—	—%	$—	—%	$23,000	$23,086	4.29%
Municipal obligations	—	—	—	—	—	—	—	—	—	—	—

Total investment securities held to maturity	21,000	4.38	2,000	3.25		—	—	—	23,000	23,086	4.29

Mortgage-backed securities held to maturity:
FHLMA	802	5.52	—	—	—	—	—	—	802	809	5.52
FNMA	930	5.98	—	—	—	—	—	—	930	934	5.98
GNMA	7,768	5.96	—	—	—	—	—	—	7,768	7,834	5.96

Total mortgage backed securities held to maturity	9,500	5.92	—	—	—	—	—	—	9,500	9,577	5.92

Investment securities available for sale:
U.S. Government and agency obligations	—	—	1,000	5.45	—	—	9,001	6.06	10,001	10,088	6.04
Municipal obligations	—	—	—	—	565	4.40	1,545	4.16	2,110	2,090	4.23

Total investment securities available for sale	—	—	1,000	5.45	565	4.40	10,546	5.78	12,111	12,178	5.63
Mortgage-backed securities available for sale:
GNMA	811	5.63	—	—	—	—	—	—	811	814	5.63

Total investment and mortgage-backed securities	$31,311	4.88%	$3,000	3.98%	$565	4.40%	$10,546	5.78%	$45,422	$45,655	5.04%

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

          Savings, NOW and money market rates are generally determined monthly by the board of directors. Certificates of deposit rates are generally determined weekly by the Savings Bank’s President. When we determine our deposit rates, we consider liquidity needs, local competition, FHLB advance rates and rates charged on other sources of funds. Core deposits, defined as savings accounts, money market accounts and demand deposit accounts, represented 29.1% and 32.1% of total deposits at December 31, 2007 and 2006. At December 31, 2007 and 2006, certificates of deposit with remaining terms to maturity of less than one year amounted to $129.0 million and $117.0 million, respectively.

          The following tables set forth the various types of deposit accounts offered by us at the dates indicated.

	At December 31,

	2007			2006			2005

	Amount	Percent	Weighted Average Rate	Amount	Percent	Weighted Average Rate	Amount	Percent	Weighted Average Rate

	(Dollars in thousands)
NOW accounts	$15,830	7.21%	0.67%	$13,993	6.81%	0.56%	$13,691	7.55%	0.37%
Passbook accounts	14,938	6.80	0.99	16,970	8.26	1.02	18,707	10.32	0.94
Money market demand deposits	33,069	15.06	2.23	34,952	17.01	2.15	38,782	21.40	1.81

Total demand, transaction and Passbook deposits	63,837	29.07	1.55	65,915	32.08	1.40	71,180	39.27	1.30

Certificates of deposit
Due within one year	128,962	58.75	4.72	116,963	56.93	4.86	75,438	41.63	3.07
Over 1 year through 3 years	26,559	12.10	4.81	22,054	10.74	4.25	34,224	18.88	3.35
Over 3 years	168	0.08	4.31	518	0.25	4.14	396	0.22	4.10

Total certificates of deposit	155,689	70.93	4.73	139,535	67.92	3.43	110,058	60.73	3.43

Total	$219,526	100.00%	3.81%	$205,450	100.00%	3.72%	$181,238	100.00%	2.59%

          The following table presents our deposit activity for the years indicated.

	For the Year Ended December 31,	For the Year Ended December 31,	For the Year Ended December 31,

	2007	2006	2005

	(In thousands)
Net deposits (withdrawals)	$6,010	$17,907	$(2,780)
Interest credited on deposit account	8,066	6,305	4,029

Total increase (decrease) in deposit accounts	$14,076	$24,212	$1,249

          Maturities of Certificates of Deposit Accounts. The following table sets forth the amount and maturities of certificates of deposit accounts at the dates indicated.

	At December 31, 2007

	Less than Six Months	Six Months to One Year	Over One Year to Three Years	Over Three Years	Total	Percent of Total

	(Dollars in thousands)
2.00% and below	$—	$—	$—	$—	$—	—%
2.01% to 3.00%	148	—	—	—	148	0.10
3.01% to 4.00%	2,110	1,430	726	—	4,266	2.74
4.01% to 5.00%	60,998	27,528	22,591	128	111,245	71.45
5.01% to 6.00%	20,240	16,508	3,242	40	40,030	25.71
6.01% to 7.00%	—	—	—	—	—	—

Total	$83,496	$45,466	$26,559	$168	$155,689	100.00%

          As of December 31, 2007, the aggregate amount of outstanding certificates of deposit at Cheviot Savings Bank in amounts greater than or equal to $100,000, was approximately $31.0 million. The following table presents the maturity of these certificates of deposit at such date.

At December 31, 2007

Maturity Period	Amount

(In thousands)
Less than three months	$9,906
Three to six months	6,409
Six months to one year	10,848
Over one year to three years	3,285
Over three years	563

Total	$31,011

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

	For the Year Ended December 31,	For the Year Ended December 31,	For the Year Ended December 31,

	2007	2006	2005

	(Dollars in thousands)

FHLB Advances:
Maximum month end-end balance	$34,088	$35,128	$33,209
Balance at the end of year	$28,665	$29,236	$33,209
Average balance	$29,630	$30,848	$24,375

Weighted average interest rate at the end of year	4.83%	4.77%	4.70%
Weighted average interest rate during year	4.84%	4.79%	4.51%

REGULATION

Regulation

          Loans-to-One-Borrower. Federal savings banks generally may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and unimpaired surplus. An additional amount may be lent, equal to 10% of unimpaired capital and unimpaired surplus, if the loan is secured by readily marketable collateral, which is defined to include certain securities and bullion, but generally does not include real estate. As of December 31, 2007, we were in compliance with our loans-to-one-borrower limitations.

          Qualified Thrift Lender Test. As a federal savings bank, we are required to satisfy a qualified thrift lender test whereby we must maintain at least 65% of our “portfolio assets” in “qualified thrift investments.” These consist primarily of residential mortgages and related investments, including mortgage-backed and related securities. “Portfolio assets” generally means total assets less specified liquid assets up to 20% of total assets, goodwill and other intangible assets, and the value of property used to conduct business. A savings bank that fails the qualified thrift lender test must either convert to a commercial bank charter or operate under specified restrictions. As of December 31, 2007, we maintained 91% of our portfolio assets in qualified thrift investments and, therefore, we met the qualified thrift lender test.

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

          The capital regulations also incorporate an interest rate risk component. Savings institutions with “above normal” interest rate risk exposure are subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. For the present time, the Office of Thrift Supervision has deferred implementation of the interest rate risk capital charge. At December 31, 2007, Cheviot Savings Bank met each of its capital requirements.

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

Insurance of Deposit Accounts

          Deposit accounts in Cheviot Savings Bank are insured by the Federal Deposit Insurance Corporation generally up to a maximum of $100,000 per separately insured depositor and up to a maximum of $250,000 for self-directed retirement accounts. Cheviot Savings Bank’s deposits, therefore, are subject to Federal Deposit Insurance Corporation deposit insurance assessments.

          The Federal Deposit Insurance Corporation regulations assess insurance premiums based on an institution’s risk. Under this assessment system, the Federal Deposit Insurance Corporation evaluates the risk of each financial institution based on its supervisory rating, financial ratios, and long-term debt issuer rating. The rates for nearly all of the financial institutions industry vary between five and seven cents for every $100 of domestic deposits. The assessment to be paid during the year ending December 31, 2007 will be offset by a credit from the Federal Deposit Insurance Corporation to Cheviot Savings Bank of $261,000. Federal law requires the Federal Deposit Insurance Corporation to establish a deposit reserve ratio for the deposit insurance fund of between 1.15% and 1.50% of estimated deposits. The Federal Deposit Insurance Corporation has designated the reserve ratio for the deposit insurance fund through the first quarter of 2008 at 1.25% of estimated insured deposits.

          Effective March 31, 2006, the Federal Deposit Insurance Corporation merged the Bank Insurance Fund and the Savings Association Insurance Fund into a single fund called the Deposit Insurance Fund. In addition to the Federal Deposit Insurance Corporation assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the Federal Deposit Insurance Corporation, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. For the quarter ended December 31, 2007, the annualized FICO assessment was equal to 1.14 basis points for all domestic deposits maintained at an institution.

Federal Home Loan Bank System

          We are a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions. As a member of the Federal Home Loan Bank of Cincinnati we are required to acquire and hold shares of capital stock in the Federal Home Loan Bank in an amount equal to at least 1% of the aggregate principal amount of our unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of our borrowings from the Federal Home Loan Bank, whichever is greater. As of December 31, 2007, we were in compliance with this requirement. The Federal Home Loan Banks are required to provide funds for the resolution of insolvent thrifts and to contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that the Federal Home Loan Banks pay to their members and could also result in the Federal Home Loan Banks imposing a higher rate of interest on advances to their members.

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

TAXATION

Federal Taxation

          For federal income tax purposes, Cheviot Financial Corp. and Cheviot Savings Bank file a consolidated federal income tax returns on a calendar year basis using the accrual method of accounting.

          As a result of the enactment of the Small Business Job Protection Act of 1996, all savings banks and savings associations may convert to a commercial bank charter, diversify their lending, or merge into a commercial bank without having to recapture any of their pre-1988 tax bad debt reserve accumulations. However, transactions which would require recapture of the pre-1988 tax bad debt reserve include redemption of Cheviot Savings Bank’s stock, payment of dividends or distributions in excess of earnings and profits, or failure by the institution to qualify as a bank for federal income tax purposes. At December 31, 2007, Cheviot Savings Bank had pre-1988 bad debt reserves totaling approximately $3.0 million. A deferred tax liability has not been provided on this amount as management does not intend to make distributions, redeem stock or fail certain bank tests that would result in recapture of the reserve.

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

State Taxation

          Cheviot Financial Corp. and Cheviot Savings Bank are subject to Ohio taxation in the same general manner as other corporations. In particular, Cheviot Financial Corp. and Cheviot Savings Bank are subject to the Ohio corporation franchise tax, which is an excise tax imposed on corporations for the privilege of doing business in Ohio, owning capital or property in Ohio, holding a charter or certificate of compliance authorizing the corporation to do business in Ohio, or otherwise having nexus with Ohio during a calendar year. The franchise tax is imposed on the value of a corporation’s issued and outstanding shares of stock. Financial institutions determine the value of their issued and outstanding shares based upon the net worth of the shares. For Ohio franchise tax purposes, savings institutions are currently taxed at a rate equal to 1.3% of taxable net worth. Cheviot Savings Bank is currently under audit with respect to its 2005 Ohio franchise tax returns.

MANAGEMENT

Executive Officers of Cheviot Financial Corp.

          The following individuals hold the following executive officer positions with Cheviot Financial Corp.

Name	Age	Position

Thomas J. Linneman	54	President and Chief Executive Officer
Scott T. Smith	38	Chief Financial Officer

Availability of Annual Report on Form 10-K

          Our Annual Report on Form 10-K may be accessed on our website at www.cheviotsavings.com.

ITEM 1A.	RISK FACTORS

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

          We conduct our business through our main banking office located in Cheviot, Ohio, and other full-service branch offices located in Hamilton County, Ohio. The aggregate net book value of our premises and equipment was $5.1 million at December 31, 2007. The following table sets forth certain information with respect to our offices at December 31, 2007.

Location	Leased or Owned	Year Opened/ Acquired	Net Book Value

			(In thousands)
Main Office
3723 Glenmore Avenue
Cheviot, Ohio 45211	Owned	1915	$780

Branches
5550 Cheviot Road
Cincinnati, Ohio 45247	Owned	1982	390

6060 Bridgetown Road
Cincinnati, Ohio 45248	Owned	1991	518

1194 Stone Road
Harrison, Ohio 45030	Owned	1997	609

585 Anderson Ferry Road
Cincinnati, Ohio 45238	Owned	2006	1,224

7072 Harrison Avenue
Cincinnati, Ohio 45247	Owned	2006	1,587

Total Net Book Value			$5,108

ITEM 3.	LEGAL PROCEEDINGS

          Cheviot Savings Bank is not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business which, in the aggregate, involve amounts which are believed by management to be immaterial to its financial condition or results of operations.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

          The Company’s common stock is traded on the Nasdaq Capital Market under the symbol “CHEV.” The common stock began trading on January 5, 2004.

          The following table sets forth the range of the high and low sales prices of the Company’s Common Stock for the prior eight calendar quarters and is based upon information provided by Nasdaq.

	Prices of Common Stock

	High	Low	Dividends Paid

Calendar Quarter Ended
March 31, 2007	$13.42	$12.93	$0.08
June 30, 2007	13.75	13.22	0.08
September 30, 2007	13.50	11.99	0.08
December 31, 2007	12.63	9.40	0.08

	Prices of Common Stock

	High	Low	Dividends Paid

Calendar Quarter Ended
March 31, 2006	$11.99	$11.34	$0.07
June 30, 2006	12.20	11.71	0.07
September 30, 2006	12.55	11.57	0.07
December 31, 2006	13.30	12.31	0.07

          As of December 31, 2007, the Company had 842 stockholders of record. Please see “Item 1. Business— Regulation—Capital Distributions” for a discussion of restrictions on the ability of the Bank to pay the Company dividends.

          Set forth below is information relating to the Company’s common stock repurchase activity during the fourth quarter of 2007.

Month	Total Number of Shares Purchased	Average Price Paid per share	Total shares purchased as part of a publicly announced program or plan	Maximum number of shares that may yet be purchased under the program or plan

October	8,200	$12.11	412,634	58,506
November	40,000	12.04	452,634	18,506
December	18,506	10.69	471,140	—

          Set forth below is information as of December 31, 2007 regarding equity compensation plans. Other than the ESOP, the Company does not have any equity compensation plans that were not approved by its stockholders.

Plan	Number of securities to be issued upon exercise of outstanding options and rights	Weighted average exercise price	Number of securities remaining available for issuance under plan

Equity compensation plans approved by stockholders	611,206	$11.21	110,446
Equity compensation plans not approved by stockholders	—	—	—

Total	611,206	$11.21	110,446

ITEM 6.	SELECTED FINANCIAL DATA

          The Selected Financial Data is incorporated by reference to the Annual Report to Shareholders included as Exhibit 13 to this Form 10-K.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          Incorporated by reference to the Annual Report to Shareholders included as Exhibit 13 to the Form 10-K.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          Incorporated by reference to the Annual Report to Shareholders included as Exhibit 13 to the Form 10-K.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          The financial statements identified in Item 15(a)(1) hereof are incorporated by reference to the Annual Report to Shareholders included as Exhibit 13 to the Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          On July 10, 2007, the Company engaged Clark, Schaefer, Hackett & Co. as its independent audit firm, replacing Grant Thornton LLP. The Company’s engagement of Clark, Schaefer, Hackett & Co. has been approved by the Company’s Audit Committee. On July 10, 2007, the Company’s Audit Committee elected to terminate the engagement of Grant Thornton LLP as its independent auditor.

          The reports of Grant Thornton LLP on the consolidated financial statements of the Company as of and for the fiscal years ended December 31, 2006, and December 31, 2005, contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

          During the years ended December 31, 2006 and 2005, and in connection with the audit of the Company’s financial statements for such periods, as well as the interim period subsequent to the most recent fiscal year end and through July 10, 2007, there were no disagreements between the Company and Grant Thornton LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Grant Thornton LLP, would have caused Grant Thornton LLP to make reference to such matter in connection with its audit reports on the Company’s financial statements.

          During the two most recent fiscal years and subsequent interim periods prior to engaging Clark, Schaefer, Hackett & Co. neither the Company nor anyone on the Company’s behalf consulted Clark, Schaefer, Hackett & Co. regarding either (i) the application of accounting principles to a specific transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company’s financial statements. No written report or oral advice was provided that Clark, Schaefer, Hackett & Co. concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement as defined in Item 304(a)(l)(iv) of Regulation S-K or a reportable event as described in Item 304(a)(l)(v) of Regulation S-K.

ITEM 9A(T). CONTROLS AND PROCEDURES

          (a) Evaluation of Disclosure Controls and Procedures

          Under the supervision, and with the participation, of our Chief Executive Officer and Chief Financial Officer, our management evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Rule 13a-15(b), as adopted by the Securities and Exchange Commission (the “SEC”) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this annual report.

          Disclosure controls and procedures are the controls and other procedures that are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

          (b) Management’s Report on Internal Control Over Financial Reporting

          Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Our system of internal control is designed under the supervision of management, including our Chief Executive Officer and Chief Financial Officer, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles (“GAAP”).

          Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets; provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures are made only in accordance with the authorization of management and the Boards of Directors of the Company and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on our financial statements.

          Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that the controls may become inadequate because of changes in conditions or that the degree of compliance with policies and procedures may deteriorate.

          As of December 31, 2007, management assessed the effectiveness of the Company’s internal control over financial reporting based upon the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon its assessment, management believes that the Company’s internal control over financial reporting as of December 31, 2007 is effective using these criteria.

          This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

          (c) Changes in Internal Control over Financial Reporting

          There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

          The exhibits and financial statement schedules filed as a part of this Form 10-K are as follows:

(a)(1)	Financial Statements

	•	Report of Independent Registered Public Accounting Firm.

	•	Consolidated Statements of Financial Condition at December 31, 2007 and 2006.

	•	Consolidated Statements of Earnings for the Years Ended December 31, 2007, 2006 and 2005.

	•	Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2007, 2006 and 2005.

	•	Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2007, 2006 and 2005.

	•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2007, 2006 and 2005.

	•	Notes to Consolidated Financial Statements.

(a)(2)	Financial Statement Schedules

No financial statement schedules are filed because the required information is not applicable or is included in the consolidated financial statements or related notes.

(a)(3)	Exhibits

	3.1	Charter of Cheviot Financial Corp.(1)

	3.2	Bylaws of Cheviot Financial Corp.

	4	Stock Certificate of Cheviot Financial Corp. (2)

	10.1	Employment Agreement with Thomas J. Linneman(3)

	10.2	Change in Control Severance Agreement with Kevin Kappa(4)

	10.3	Change in Control Severance Agreement with Jeffrey Lenzer(5)

	10.4	Directors Deferred Compensation Plan(6)

	10.5	Tax Allocation Agreement(7)

	10.6	Expense Allocation Agreement(8)

	10.7	2005 Stock Based Incentive Plan(9)

	10.8	Supplemental Insurance Plan(10)

	13	Annual Report to Shareholders

	14	Code of Ethics(11)

	21	Subsidiaries of the Registrant(12)

	23.1	Consent of Grant Thornton LLP

	23.2	Consent of Clark, Schaefer, Hackett & Co.

	31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Exhibit 3.1 of the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on June 30, 2003.

(2)	Incorporated by reference to Exhibit 4 of the Pre-Effective Amendment No.1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 2, 2003.

(3)	Incorporated by reference to Exhibit 10.1 of the Pre-Effective Amendment No.1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 2, 2003.

(4)	Incorporated by reference to Exhibit 10.2 of the Pre-Effective Amendment No.1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 2, 2003.

(5)	Incorporated by reference to Exhibit 10.3 of the Pre-Effective Amendment No.1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 2, 2003.

(6)	Incorporated by reference to Exhibit 10.4 of the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on June 30, 2003.

	(7)	Incorporated by reference to Exhibit 10.5 of the Pre-Effective Amendment No.1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 2, 2003.

	(8)	Incorporated by reference to Exhibit 10.6 of the Pre-Effective Amendment No.1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 2, 2003.

	(9)	Incorporated by reference to Exhibit A of the Definitive Proxy Statement filed with the Securities and Exchange Commission on March 25, 2005.

	(10)	Incorporated by reference to Exhibit 99 of the Form 8-K filed with the Securities and Exchange Commission on July 7, 2005.

	(11)	Incorporated by reference to Exhibit 14 of the Form 10-K filed with the Securities and Exchange Commission on March 25, 2004.

	(12)	Incorporated by reference to Exhibit 21 of the Form 10-K filed with the Securities and Exchange Commission on March 30, 2007.

(b)	The exhibits listed under (a)(3) above are filed herewith.

(c)	Not applicable.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHEVIOT FINANCIAL CORP.

Date:	March 25, 2008	By:	/s/ Thomas J. Linneman

Thomas J. Linneman,
President and Chief Executive Officer and Director

          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Thomas J. Linneman	By:	/s/ Scott T. Smith

	Thomas J. Linneman, President and Chief Executive Officer		Scott T. Smith, Chief Financial Officer (principal financial officer and principal accounting officer)

Date:	March 25, 2008	Date:	March 25, 2008

By:	/s/ Edward L. Kleemeier	By:	/s/ John T. Smith

	Edward L. Kleemeier, Director		John T. Smith, Director

Date:	March 25, 2008	Date:	March 25, 2008

By:	/s/ Robert Thomas	By:	/s/ James E. Williamson

	Robert Thomas, Director		James E. Williamson, Director

Date:	March 25, 2008	Date:	March 25, 2008

By:	/s/ Steven R. Hausfeld

Steven R. Hausfeld, Director

Date:	March 25, 2008