Form 10-Q
period 2008-03-31
CHEVIOT FINANCIAL CORP
filed 2008-05-09
CIK 1248124

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          March 31, 2008
                                ------------------------------------------------

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

Large accelerated filer [ ]  Accelerated filer [ ]    Non-accelerated filer [ ]

Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [   ]         No  [X]


As of May 9, 2008, the latest practicable date, 8,900,599 shares of the registrant's common stock, $.01 par value, were issued and outstanding.

                             INDEX

                                                                           Page
                                                                           ----
PART I   -   FINANCIAL INFORMATION

             Consolidated Statements of Financial Condition                  3

             Consolidated Statements of Earnings                             4

             Consolidated Statements of Comprehensive Income                 5

             Consolidated Statements of Cash Flows                           6

             Notes to Consolidated Financial Statements                      8

             Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations                                                     14

             Quantitative and Qualitative Disclosures about
             Market Risk                                                    17

             Controls and Procedures                                        17

PART II  -   OTHER INFORMATION                                              18

SIGNATURES                                                                  19

                             Cheviot Financial Corp.

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                        (In thousands, except share data)

                                                                                          March 31,        December 31,
         ASSETS                                                                             2008                2007
                                                                                        (Unaudited)
Cash and due from banks                                                                  $    2,515           $   3,680
Federal funds sold                                                                            6,838               4,313
Interest-earning deposits in other financial institutions                                     1,350               1,457
                                                                                         ----------           ---------
         Cash and cash equivalents                                                           10,703               9,450

Investment securities available for sale - at fair value                                     24,317              12,178
Investment securities held to maturity - at cost, approximate market value of $12,160 and $23,086 at March 31, 2008
  and December 31, 2007, respectively                                                        12,000              23,000
Mortgage-backed securities available for sale - at fair value                                   746                 814
Mortgage-backed securities held to maturity - at cost, approximate market value of $8,556 and $9,577 at March 31, 2008 and
  December 31, 2007, respectively                                                             8,470               9,500
Loans receivable - net                                                                      250,481             249,832
Loans held for sale - at lower of cost or market                                                150                   -
Real estate acquired through foreclosure - net                                                  562                 625
Office premises and equipment - at depreciated cost                                           5,067               5,131
Federal Home Loan Bank stock - at cost                                                        3,280               3,238
Accrued interest receivable on loans                                                          1,121               1,119
Accrued interest receivable on mortgage-backed securities                                        44                  51
Accrued interest receivable on investments and interest-earning deposits                        523                 418
Prepaid expenses and other assets                                                               461                 177
Bank-owned life insurance                                                                     3,415               3,383
Prepaid federal income taxes                                                                    112                 144
                                                                                         ----------           ---------
         Total assets                                                                    $  321,452           $ 319,060
                                                                                         ==========           =========
         LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits                                                                                 $  219,826           $ 219,526
Advances from the Federal Home Loan Bank                                                     31,547              28,665
Advances by borrowers for taxes and insurance                                                   861               1,253
Accrued interest payable                                                                        131                 117
Accounts payable and other liabilities                                                          920                 939
Deferred federal income taxes                                                                   680                 640
                                                                                         ----------           ---------
         Total liabilities                                                                  253,965             251,140

Shareholders' equity
  Preferred stock - authorized 5,000,000 shares, $.01 par value; none issued
  Common stock - authorized 30,000,000 shares, $.01 par value;
    9,918,751 shares issued at March 31, 2008 and December 31, 2007                              99                  99
  Additional paid-in capital                                                                 43,476              43,418
  Shares acquired by stock benefit plans                                                     (3,582)             (3,582)
  Treasury stock - at cost, 1,005,534 and 967,077 shares at March 31, 2008
    and December 31, 2007, respectively                                                     (12,455)            (12,074)
  Retained earnings - restricted                                                             39,800              40,013
  Accumulated comprehensive income, unrealized gains on securities
    available for sale, net of related tax effects                                              149                  46
                                                                                         ----------           ---------
         Total shareholders' equity                                                          67,487              67,920
                                                                                         ----------           ---------
         Total liabilities and shareholders' equity                                      $  321,452           $ 319,060
                                                                                         ==========           =========

See accompanying notes to consolidated financial statements.

                             Cheviot Financial Corp.

                 CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)

               For the three months ended March 31, 2008 and 2007
                      (In thousands, except per share data)

                                                                                               2008                2007
Interest income
  Loans                                                                                     $ 3,806             $ 3,683
  Mortgage-backed securities                                                                    139                 187
  Investment securities                                                                         554                 396
  Interest-earning deposits and other                                                            32                  70
                                                                                            -------             -------
         Total interest income                                                                4,531               4,336

Interest expense
  Deposits                                                                                    2,010               1,905
  Borrowings                                                                                    375                 344
                                                                                            -------             -------
         Total interest expense                                                               2,385               2,249
                                                                                            -------             -------
         Net interest income                                                                  2,146               2,087

Provision for losses on loans                                                                   263                   -
                                                                                            -------             -------
         Net interest income after provision for
           losses on loans                                                                    1,883               2,087

Other income
  Rental                                                                                         12                  12
  Loss on sale of real estate acquired through foreclosure                                      (58)                  -
  Gain on sale of loans                                                                           4                  14
  Earnings on bank-owned life insurance                                                          32                  32
  Other operating                                                                                72                  71
                                                                                            -------             -------
         Total other income                                                                      62                 129

General, administrative and other expense
  Employee compensation and benefits                                                          1,018               1,116
  Occupancy and equipment                                                                       150                 148
  Property, payroll and other taxes                                                             240                 218
  Data processing                                                                                83                  80
  Legal and professional                                                                        124                 118
  Advertising                                                                                    50                  44
  Other operating                                                                               144                 203
                                                                                            -------             -------
         Total general, administrative and other expense                                      1,809               1,927
                                                                                            -------             -------

         Earnings before federal income taxes                                                   136                 289

Federal income taxes
  Current                                                                                        52                 110
  Deferred                                                                                      (13)                (27)
                                                                                            -------             -------
         Total federal income taxes                                                              39                  83
                                                                                            -------             -------
         NET EARNINGS                                                                       $    97             $   206
                                                                                            =======             =======
         EARNINGS PER SHARE
           Basic                                                                            $   .01             $   .02
                                                                                            =======             =======
           Diluted                                                                          $   .01             $   .02
                                                                                            =======             =======
           Dividends declared per share                                                     $   .09             $   .08
                                                                                            =======             =======


See accompanying notes to consolidated financial statements.

                            Cheviot Financial Corp.

           CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

               For the three months ended March 31, 2008 and 2007
                                 (In thousands)

                                                                                               2008                  2007

Net earnings for the period                                                                  $   97                $  206

Other comprehensive income (loss), net of related tax expense (benefit):
  Unrealized holding gains (losses) on securities during the period, net of tax expense (benefit) of $53 and $(4) for the periods
    ended March 31, 2008 and 2007                                                               103                    (7)
                                                                                             ------                ------
Comprehensive income                                                                         $  200                $  199
                                                                                             ======                ======
Accumulated comprehensive income (loss)                                                      $  149                $  (15)
                                                                                             ======                ======

See accompanying notes to consolidated financial statements.

                             Cheviot Financial Corp.

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

               For the three months ended March 31, 2008 and 2007
                                 (In thousands)

                                                                                               2008                2007
Cash flows from operating activities:
  Net earnings for the period                                                             $      97            $    206
  Adjustments to reconcile net earnings to net cash (used in)
  provided by operating activities:
    Amortization of premiums and discounts on investment
      and mortgage-backed securities, net                                                        (2)                 (3)
    Depreciation                                                                                 69                  82
    Amortization of deferred loan origination fees - net                                         (4)                  -
    Proceeds from sale of loans in the secondary market                                         798               1,387
    Loans originated for sale in the secondary market                                          (937)             (1,594)
    Gain on sale of loans                                                                        (4)                (14)
    Amortization of expense related to stock benefit plans                                       (2)                 19
    Provision for losses on loans                                                               263                   -
    Federal Home Loan Bank stock dividends                                                      (42)                  -
    Loss on real estate acquired through foreclosure                                             58                   -
    Net increase in cash surrender value of bank-owned  life insurance                          (32)                (32)
    Increase (decrease) in cash due to changes in:
      Accrued interest receivable on loans                                                       (2)                  8
      Accrued interest receivable on mortgage-backed securities                                   7                   4
      Accrued interest receivable on investments and interest-earning deposits                 (105)                134
      Prepaid expenses and other assets                                                        (284)               (258)
      Accrued interest payable                                                                   14                  (1)
      Accounts payable and other liabilities                                                    (19)                (93)
      Federal income taxes
        Current                                                                                  32                 125
        Deferred                                                                                (13)                (27)
                                                                                          ---------            --------
         Net cash flows used in operating activities                                           (108)                (57)

Cash flows used in investing activities:
  Principal repayments on loans                                                              13,949               6,410
  Loan disbursements                                                                        (15,082)             (8,920)
  Purchase of investment securities                                                         (11,981)             (4,001)
  Proceeds from maturity of investment securities                                            11,000               4,000
  Principal repayments on mortgage-backed securities                                          1,098               1,350
  Proceeds from the sale of real estate acquired through foreclosure                            223                  -
  Purchase of office premises and equipment                                                      (5)                (13)
                                                                                          ---------            --------
         Net cash flows used in investing activities                                           (798)             (1,174)

Cash flows provided by financing activities:
  Net increase in deposits                                                                      300               7,053
  Proceeds from Federal Home Loan Bank advances                                               7,500                   -
  Repayments on Federal Home Loan Bank advances                                              (4,618)             (1,182)
  Advances by borrowers for taxes and insurance                                                (392)               (373)
  Stock option expense, net                                                                      60                  60
  Treasury stock repurchases                                                                   (381)               (550)
  Dividends paid on common stock                                                               (310)               (299)
                                                                                          ---------            --------
         Net cash flows provided by financing activities                                      2,159               4,709
                                                                                          ---------            --------
Net increase in cash and cash equivalents                                                     1,253               3,478

Cash and cash equivalents at beginning of period                                              9,450               5,490
                                                                                          ---------            --------
Cash and cash equivalents at end of period                                                $  10,703            $  8,968
                                                                                          =========            ========

See accompanying notes to consolidated financial statements.

                             Cheviot Financial Corp.

               For the three months ended March 31, 2008 and 2007
                                 (In thousands)

                                                                                               2008                2007

Supplemental disclosure of cash flow information: Cash paid during the period for:
    Federal income taxes                                                                    $    25             $    -
                                                                                            =======             =======
    Interest on deposits and borrowings                                                     $ 2,371             $ 2,250
                                                                                            =======             =======
Supplemental disclosure of non-cash investing activities:
  Transfer from loans to real estate acquired through foreclosure                           $   218             $   359
                                                                                            =======             =======
Recognition of mortgage servicing rights in
   accordance with SFAS No. 140                                                             $    -              $     5
                                                                                            =======             =======

See accompanying notes to consolidated financial statements.

                             Cheviot Financial Corp.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               For the three months ended March 31, 2008 and 2007


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

     The accompanying unaudited financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. Accordingly, these consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Cheviot Financial included in the Annual Report on Form 10-K for the year ended December 31, 2007. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three month period ended March 31, 2008, are not necessarily indicative of the results which may be expected for the entire year.

    2.   Principles of Consolidation
         ---------------------------

     The accompanying consolidated financial statements as of and for the three months ended March 31, 2008, include the accounts of the Corporation and its wholly-owned subsidiary, the Savings Bank. All significant intercompany items have been eliminated.

    3.   Liquidity and Capital Resources
         -------------------------------

     Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, scheduled amortization and prepayments of loan principal and mortgage-backed securities, maturities and calls of securities and funds provided by our operations. In addition, we may borrow from the Federal Home Loan Bank of Cincinnati. At March 31, 2008 and December 31, 2007, we had $31.5 million and $28.7 million, respectively, in outstanding borrowings from the Federal Home Loan Bank of Cincinnati and had the capacity to increase such borrowings at those dates by approximately $108.1 million and $109.4 million.

     Loan repayments and maturing securities are a relatively predictable source of funds. However, deposit flows, calls of securities and prepayments of loans and mortgage-backed securities are strongly influenced by interest rates, general and local economic conditions and competition in the marketplace. These factors reduce the predictability of these sources of funds.

                             Cheviot Financial Corp.

               For the three months ended March 31, 2008 and 2007


    3.   Liquidity and Capital Resources (continued)
         -------------------------------

     Our primary investing activities are the origination of one- to four-family real estate loans, commercial real estate, construction and consumer loans, and, to a lesser extent, the purchase of securities. For the three months ended March 31, 2008, loan originations totaled $16.0 million, compared to $10.5 million for the three months ended March 31, 2007.

     Total deposits increased $300,000 and $7.1 million during the three months ended March 31, 2008 and 2007. Deposit flows are affected by the level of interest rates, the interest rates and products offered by competitors and other factors.

     The following table sets forth information regarding the Corporation's obligations and commitments to make future payments under contract as of March 31, 2008.

                                                                        Payments due by period
                                                              Less     More than     More than       More
                                                              than       1-3            4-5          than
                                                             1 year      years         years        5 years       Total
                                                                                 (In thousands)

    Contractual obligations:
      Advances from the Federal Home Loan Bank            $      -     $   4,000    $   3,673    $  23,874    $  31,547
      Certificates of deposit                              126,064        19,991        7,037           -       153,092

    Amount of loan commitments and expiration per period:
      Commitments to originate one- to four-family
        loans                                                3,639             -            -            -        3,639
      Home equity lines of credit                           11,436             -            -            -       11,436
      Undisbursed loans in process                          14,843             -            -            -       14,843
                                                          --------     ---------    ---------    ---------    ---------

         Total contractual obligations                    $155,982     $  23,991    $  10,710    $  23,874    $ 214,557
                                                          ========     =========    =========    =========    =========




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

                             Cheviot Financial Corp.

               For the three months ended March 31, 2008 and 2007


    3.   Liquidity and Capital Resources (continued)
         -------------------------------

     At March 31, 2008 and 2007, we exceeded all of the applicable regulatory capital requirements. Our core (Tier 1) capital was $53.4 million and $51.7 million, or 16.8% and 16.4% of total assets at March 31, 2008 and 2007, respectively. In order to be classified as "well-capitalized" under federal banking regulations, we were required to have core capital of at least $19.1 million, or 6.0% of assets as of March 31, 2008. To be classified as a well-capitalized bank, we must also have a ratio of total risk-based capital to risk-weighted assets of at least 10.0%. At March 31, 2008 and 2007, we had a total risk-based capital ratio of 32.6% and 32.8%, respectively.

    4.   Earnings Per Share
         ------------------

     Basic earnings per share is computed based upon the weighted-average common shares outstanding during the period, less shares in the ESOP that are unallocated and not committed to be released plus shares in the ESOP that have been allocated. Weighted-average common shares deemed outstanding gives effect to 214,247 and 249,954 unallocated shares held by the ESOP for the three months ended March 31, 2008 and 2007, respectively.

                                                      For the three months ended
                                                                March 31,
                                                           2008           2007

         Weighted-average common shares
           outstanding (basic)                        8,717,914      9,082,356

         Dilutive effect of assumed exercise
           of stock options                              58,574        120,429
                                                      ---------     ----------
         Weighted-average common shares
           outstanding (diluted)                      8,776,488      9,202,785
                                                      =========      =========

    5.   Stock Option Plan
         -----------------

     On April 26, 2005, the Corporation approved a Stock Incentive Plan that provides for grants of up to 486,018 stock options. During 2007, 2006 and 2005 approximately 6,460, 6,100 and 384,000 options shares were granted subject to five year vesting.

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

                             Cheviot Financial Corp.

               For the three months ended March 31, 2008 and 2007


    5.    Stock Option Plan (continued)
          ----------------

     The Corporation adopted the provisions of SFAS No. 123(R) effective January 1, 2006, using the modified prospective transition method, and therefore has not restated its financial statements for prior periods. Under this method, the Corporation has applied the provisions of SFAS No. 123(R) to new equity-based awards and to equity-based awards modified, repurchased, or cancelled after January 1, 2006. In addition, the Corporation will recognize compensation cost for the portion of equity-based awards for which the requisite service period has not been rendered ("unvested equity-based awards") that are outstanding as of January 1, 2006. The compensation cost recorded for unvested equity-based awards is based on their grant-date fair value. For the three months ended March 31, 2008, the Corporation recorded $61,000 in after-tax compensation cost for equity-based awards that vested during the three months ended March 31, 2008. The Corporation has $563,000 unrecognized pre-tax compensation cost related to non-vested equity-based awards granted under its stock incentive plan as of March 31, 2008, which is expected to be recognized over a weighted-average vesting period of approximately 2.2 years.

     A summary of the status of the Corporation's stock option plan as of March 31, 2008, and changes during the period then ended is presented below:

                                                                   Three months ended                 Year ended
                                                                     March 31, 2008                December 31, 2007
                                                                              Weighted-                     Weighted-
                                                                               average                       average
                                                                              exercise                       exercise
                                                                  Shares        price           Shares        price

    Outstanding at beginning of period                            396,220       $11.21          389,760      $11.17
    Granted                                                            -             -            6,460       13.63
    Exercised                                                          -             -                -           -
    Forfeited                                                          -             -                -           -
                                                                  -------       ------          -------      ------
    Outstanding at end of period                                  396,220       $11.21          396,220      $11.21
                                                                  =======       ======          =======      ======
    Options exercisable at period-end                             154,692       $11.16          154,692      $11.16
                                                                  =======       ======          =======      ======
    Options expected to be exercisable at year-end

    Fair value of options granted                                                N/A                         $ 2.77
                                                                                 ===                         ======

    The following information applies to options outstanding at March 31, 2008:

    Number outstanding                                                  396,220
    Exercise price                                              $11.15 - $13.63
    Weighted-average exercise price                                      $11.21
    Weighted-average remaining contractual life                       7.2 years


     The expected term of options is based on evaluations of historical and expected future employee exercise behavior. The risk free interest rate is based upon the U.S. Treasury rates at the date of grant with maturity dates approximately equal to the expected life at grant date. Volatility is based upon the historical volatility of the Corporation's stock.

                             Cheviot Financial Corp.

               For the three months ended March 31, 2008 and 2007


    5.   Stock Option Plan (continued)
         ----------------

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

    7.   Effects of Recent Accounting Pronouncements
         -------------------------------------------

     In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement emphasizes that fair value is a market-based measurement and should be determined based on assumptions that a market participant would use when pricing an asset or liability. This Statement clarifies that market participant assumptions should include assumptions about risk as well as the effect of a restriction on the sale or use of an asset. Additionally, this Statement establishes a fair value hierarchy that provides the highest priority to quoted prices in active markets and the lowest priority to unobservable data. This Statement is effective for fiscal years beginning after November 15, 2007, or January 1, 2008 as to the Company, and interim periods within those fiscal years. The adoption of this Statement did not have a material adverse effect on the Company's financial position or results of operations.
                                       12

                             Cheviot Financial Corp.

               For the three months ended March 31, 2007 and 2006

    7.   Effects of Recent Accounting Pronouncements (continued)
         -------------------------------------------

     In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115." This Statement allows companies the choice to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board's long-term measurement objectives for accounting for financial instruments. This Statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007, or January 1, 2008 as to the Corporation, and interim periods within those fiscal years. The impact of this new pronouncement was not material to the Company's consolidated financial statements.

     Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 109, Written Loan Commitments Recorded at Fair Value Through Earnings (SAB 109) -- In November 2007, SEC SAB 109 was issued. SAB 109 provides the staff's views on the accounting for written loan commitments recorded at fair value. To make the staff's views consistent with Statement No. 156, Accounting for Servicing of Financial Assets, and Statement No. 159, SAB 109 revises and rescinds portions of SAB No. 105, Application of Accounting Principles to Loan Commitments, and requires that the expected net future cash flows related to the associated servicing of a loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. The provisions of SAB 109 are applicable to written loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. The Company adopted this Statement with no material impact to the Company's consolidated financial statements.

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

Discussion of Financial Condition Changes at December 31, 2007 and at March 31, 2008
--------------------------------------------------------------------------------

Total assets increased $2.4 million, or 0.7%, to $321.5 million at March 31, 2008, from $319.1 million at December 31, 2007. The increase in total assets reflects an increase in cash and cash equivalents, loans receivable and investment securities, which were partially offset by a decrease mortgage-backed securities.

Cash, federal funds sold and interest-earning deposits increased $1.3 million, or 13.3%, to $10.7 million at March 31, 2008, from $9.5 million at December 31, 2007. The increase in cash and cash equivalents at March 31, 2008, was due to a $2.5 million increase in federal funds sold, which was partially offset by a decrease in cash and due from banks of $1.2 million and a decrease in interest earning deposits of $107,000. Investment securities increased $1.1 million, or 3.2% to $36.3 million at March 31, 2008. At March 31, 2008, $12.0 million of investment securities were classified as held to maturity, while $24.3 million were classified as available for sale.

Mortgage-backed securities decreased $1.1 million, or 10.6%, to $9.2 million at March 31, 2008, from $10.3 million at December 31, 2007. The decrease in mortgage-backed securities was due primarily to principal prepayments and repayments totaling $1.1 million. At March 31, 2008, $8.5 million of mortgage-backed securities were classified as held to maturity, while $746,000 were classified as available for sale.

Loans receivable, including loans held for sale, increased $799,000, or 0.3%, to $250.6 million at March 31, 2008, from $249.8 million at December 31, 2007. The increase reflects loan originations totaling $16.0 million, partially offset by loan principal repayments of $13.9 million and sales of $798,000.

The allowance for loan losses totaled $652,000 and $596,000 at March 31, 2008 and December 31, 2007. In determining the adequacy of the allowance for loan losses at any point in time, management and the board of directors apply a systematic process focusing on the risk of loss in the portfolio. First, the loan portfolio is segregated by loan types to be evaluated collectively and loan types to be evaluated individually. Delinquent multi-family and commercial loans are evaluated individually for potential impairments in their carrying value. Second, the allowance for loan losses entails utilizing our historic loss experience by applying such loss percentage to the loan types to be collectively evaluated in the portfolio. The $263,000 increase in the provision for losses on loans during the quarter ended March 31, 2008 is a reflection of these factors, weaker economic conditions in the greater Cincinnati area, and the need to allocate approximately $210,000 in specific reserves for five residential properties totaling $425,000 which were acquired through foreclosure during the quarter ended March 31, 2008. The analysis of the allowance for loan losses requires an element of judgment and is subject to the possibility that the allowance may need to be increased, with a corresponding reduction in earnings. To the best of management's knowledge, all known and inherent losses that are probable and that can be reasonably estimated have been recorded at March 31, 2008.
                                       14

                             Cheviot Financial Corp.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Discussion of Financial Condition Changes from December 31, 2007 to March 31, 2008(continued)
--------------------------------------------------------------------------------

Non-performing and impaired loans totaled $683,000 and $660,000 at March 31, 2008 and December 31, 2007, respectively. At March 31, 2008, non-performing and impaired loans were comprised solely of loans secured by one- to four-family residential real estate. The allowance for loan losses represented 95.5% and 90.3% of non-performing and impaired loans at March 31, 2008 and December 31, 2007, respectively. Although management believes that the Corporation's allowance for loan losses conforms with generally accepted accounting principles based upon the available facts and circumstances, there can be no assurance that additions to the allowance will not be necessary in future periods, which would adversely affect our results of operations.

Deposits increased $300,000 or 0.1%, to $219.8 million at March 31, 2008, from $219.5 million at December 31, 2007. Advances from the Federal Home Loan Bank of Cincinnati increased by $2.9 million, or 10.1%, to $31.5 million at March 31, 2008, from $28.7 million at December 31, 2007.

Shareholders' equity decreased $433,000, or 0.6%, to $67.5 million at March 31, 2008, from $67.9 million at December 31, 2007. The decrease primarily resulted from the repurchase of our common stock totaling $381,000 and dividends paid of $310,000, which were partially offset by net earnings of $97,000. At March 31, 2008, Cheviot Financial had the ability to purchase an additional 409,127 shares under its announced stock repurchase plan.

Comparison of Operating Results for the Three-Month Periods Ended March 31, 2008 and 2007
--------------------------------------------------------------------------------

General
-------

Net earnings for the three months ended March 31, 2008 totaled $97,000, a $109,000 decrease from the $206,000 net earnings reported in the March 2007 period. The decrease in net earnings reflects an increase in the provision for losses on loans of $263,000 and a decrease of $67,000 in other income, which were partially offset by an increase in net interest income of $59,000, a decrease in general, administrative and other expense of $118,000 and a decrease of $44,000 in federal income taxes for the 2008 quarter.

Net Interest Income
-------------------

Total interest income increased $195,000 or 4.5%, to $4.5 million for the three-months ended March 31, 2008, from the comparable quarter in 2007. Interest income on loans increased $123,000, or 3.3%, to $3.8 million during the 2008 period from $3.7 million for the 2007 period. This increase was due primarily to an $8.1 million, or 3.3%, increase in the average balance of loans outstanding. The weighted-average yield on loans was 6.07% for both quarters ended March 31, 2008 and 2007.

Interest income on mortgage-backed securities decreased $48,000 or 25.7%, to $139,000 for the three months ended March 31, 2008, from $187,000 for the 2007 quarter, due primarily to a $4.8 million decrease in the average balance of securities outstanding, which was partially offset by a 57 basis point increase in the average yield period to period. Interest income on investment securities increased $158,000, or 39.9%, to $554,000 for the three months ended March 31, 2008, compared to $396,000 for the same quarter in 2007, due primarily to a 25 basis point increase in the average yield to 5.42% in the 2008 quarter, and an increase of $10.2 million, or 33.4% in the average balance of investment securities outstanding. Interest income on other interest-earning deposits decreased $38,000, or 54.3% to $32,000 for the three months ended March 31, 2008.

                             Cheviot Financial Corp.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Three-Month Periods Ended March 31, 2008 and 2007 (continued)
-------------------------------------------------------------------------------

Net Interest Income (continued)
------------------

Interest expense increased $136,000, or 6.0%, to $2.4 million for the three months ended March 31, 2008, from $2.2 million for the same period in 2007. Interest expense on deposits increased by $105,000, or 5.5%, to $2.0 million from $1.9 million due primarily to a 2 basis point increase in the weighted average costs of deposits to 3.71% during the 2008 period and a $9.9 million, or 4.8%, increase in the weighted-average balance outstanding. Interest expense on borrowings increased by $31,000, or 9.0%, due primarily to a $4.0 million, or 13.9%, increase in the average balance outstanding, which was partially offset by a 20 basis point decrease in the average cost of borrowings.

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $59,000, or 2.8%, to $2.1 million for the three months ended March 31, 2008. The average interest rate spread was 2.08% for the three months ended March 31, 2008 and 2007. The net interest margin decreased to 2.80% for the three months ended March 31, 2008 from 2.84% for the three months ended March 31, 2007.

Provision for Losses on Loans
-----------------------------

Management recorded a $263,000 provision for losses on loans for the three months ended March 31, 2008. There was no provision for the losses on loans for the three months ended March 31, 2007. There can be no assurance that the loan loss allowance will be sufficient to cover losses on non-performing loans in the future, however management believes they have identified all known and inherent losses that are probable and that can be reasonably estimated within the loan portfolio, and that the allowance is adequate to absorb such losses.

Other Income
------------

Other income decreased $67,000, or 51.9%, to $62,000 for the three months ended March 31, 2008, compared to the same quarter in 2007, due primarily to an increase in the loss on sale of real estate acquired through foreclosure of $58,000 and a decrease of $10,000 in the gain on sale of loans.

General, Administrative and Other Expense
-----------------------------------------

General, administrative and other expense decreased $118,000, or 6.1%, to $1.8 million for the three months ended March 31, 2008, from $1.9 million for the comparable quarter in 2007. This decrease is a result of a decrease of $98,000 in employee compensation and benefits and a $59,000 decrease in other operating expense. The decrease in employee compensation and benefits is a result of the decrease in compensation expense recorded for the fair value of ESOP shares allocated as a result of the decrease in the average stock price and a decrease in the expense related to health insurance costs. The decrease in other operating expense reflects a $50,000 settlement which was paid during the three months ended March 31, 2007.
                                       16

                             Cheviot Financial Corp.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Three-Month Periods Ended March 31, 2008 and 2007 (continued)
--------------------------------------------------------------------------------

Federal Income Taxes
--------------------

The provision for federal income taxes decreased $44,000, or 53.0%, to $39,000 for the three months ended March 31, 2008, from $83,000 for the same quarter in 2007, due primarily to a $153,000, or 52.9%, decrease in pre-tax earnings. The effective tax rate was 28.7% for both the three month periods ended March 31, 2008 and 2007. The difference between the Corporation's effective tax rate in the 2008 and 2007 periods and the 34% statutory corporate rate is due primarily to the tax-exempt earnings on bank-owned life insurance, tax exempt interest on municipal obligations and tax benefits for the contribution to the Cheviot Savings Bank Foundation.


ITEM 3            QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change in the Corporation's market risk since the Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2007.

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

                             Cheviot Financial Corp.

                                     PART II

ITEM 1.  Legal Proceedings
         -----------------
                  None.

ITEM 1A. Risk Factors
         ------------

          There have been no changes to the Corporation's risk factors since the filing of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2007.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds
         ------------------------------------------------------------

          The Corporation announced a repurchase plan on January 16, 2008 which provides for the repurchase of 5% or 447,584 shares of our common stock. As of March 31, 2008, the Corporation had purchased 38,457 shares pursuant to the program.

                                                                                 Total # of
                                                                              shares purchased
                                         Total              Average          as part of publicly
                                      # of shares         price paid           announced plans
         Period                         purchased           per share             or programs
         ------                         ---------           ---------            ------------
         January 1-31, 2008               6,695               $9.42                   6,695
         February 1-29, 2008             20,963               $10.12                 27,658
         March 1 - 31, 2008              10,799               $9.88                  38,457


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





Date:   May 9, 2008                   By:  /s/Thomas J. Linneman
       ----------------                    -------------------------------------
                                           Thomas J. Linneman
                                           President and Chief Executive Officer



Date:   May 9, 2008                   By:  /s/Scott T. Smith
       ----------------                    -------------------------------------
                                           Scott T. Smith
                                           Chief Financial Officer
                                       19

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

     a. Designed such disclosure controls and procedures or caused such disclosure controls to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
     b. Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
     c. Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this quarterly report based on such evaluation; and
     d. Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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


Date:  May 9, 2008                     /s/Thomas J. Linneman
                                       ----------------------------------------
                                       Thomas J. Linneman
                                       President and Chief Executive Officer
                                       (principal executive officer)

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

     a. Designed such disclosure controls and procedures or caused such disclosure controls to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
     b. Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
     c. Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this quarterly report based on such evaluation; and
     d. Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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


Date:  May 9, 2008                               /s/Scott T. Smith
                                                 -------------------------------
                                                 Scott T. Smith
                                                 Chief Financial Officer
                                                 (principal financial officer)

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


                                          /s/Thomas J. Linneman
                                          --------------------------------------
                                          Thomas J. Linneman
                                          President and Chief Executive Officer

         Date:  May 9, 2008

                                                                    Exhibit 32.2

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Cheviot Financial Corp. (the "Company"), on Form 10-Q for the period ended March 31, 2008, as filed with the Securities and Exchange Commission on the date of this Certification (the "Report"), I, Scott T. Smith, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

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

         Date: May 9, 2008