Form 10-Q
period 2008-06-30
CHEVIOT FINANCIAL CORP
filed 2008-08-07
CIK 1248124

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                      June 30, 2008
                                ------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _______________

Commission File No. 0-50529
                    -------

                             CHEVIOT FINANCIAL CORP.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Federal                                                56-2423720
------------------------------                             --------------------
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

Yes [ ]         No  [X]


As of July 29, 2008, the latest practicable date, 8,888,099 shares of the registrant's common stock, $.01 par value, were issued and outstanding.

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

                             Cheviot Financial Corp.

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                        (In thousands, except share data)

                                                                                           June 30,        December 31,
         ASSETS                                                                             2008                2007
                                                                                        (Unaudited)
Cash and due from banks                                                                    $  2,029            $  3,680
Federal funds sold                                                                            1,515               4,313
Interest-earning deposits in other financial institutions                                     3,062               1,457
                                                                                           --------            --------
         Cash and cash equivalents                                                            6,606               9,450

Investment securities available for sale - at fair value                                     28,831              12,178
Investment securities held to maturity - at cost, approximate market value of $7,089 and $23,086 at June 30, 2008
  and December 31, 2007, respectively                                                         7,000              23,000
Mortgage-backed securities available for sale - at fair value                                   693                 814
Mortgage-backed securities held to maturity - at cost, approximate market value of $7,787 and $9,577at June 30, 2008 and
  December 31, 2007, respectively                                                             7,723               9,500
Loans receivable - net                                                                      261,215             249,832
Real estate acquired through foreclosure - net                                                  422                 625
Office premises and equipment - at depreciated cost                                           5,010               5,131
Federal Home Loan Bank stock - at cost                                                        3,325               3,238
Accrued interest receivable on loans                                                          1,135               1,119
Accrued interest receivable on mortgage-backed securities                                        39                  51
Accrued interest receivable on investments and interest-earning deposits                        514                 418
Prepaid expenses and other assets                                                               526                 177
Bank-owned life insurance                                                                     3,448               3,383
Prepaid federal income taxes                                                                    167                 144
                                                                                           --------            --------
         Total assets                                                                      $326,654            $319,060
                                                                                           ========            ========

         LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits                                                                                   $214,706            $219,526
Advances from the Federal Home Loan Bank                                                     42,169              28,665
Advances by borrowers for taxes and insurance                                                   544               1,253
Accrued interest payable                                                                        138                 117
Accounts payable and other liabilities                                                          905                 939
Deferred federal income taxes                                                                   623                 640
                                                                                           --------            --------
         Total liabilities                                                                  259,085             251,140

Shareholders' equity
  Preferred stock - authorized 5,000,000 shares, $.01 par value; none issued
  Common stock - authorized 30,000,000 shares, $.01 par value;
    9,918,751 shares issued at June 30, 2008 and December 31, 2007, respectively                 99                  99
  Additional paid-in capital                                                                 43,531              43,418
  Shares acquired by stock benefit plans                                                     (3,186)             (3,582)
  Treasury stock - at cost, 1,026,652 and 967,077 shares at June 30, 2008
    and December 31, 2007, respectively                                                     (12,645)            (12,074)
  Retained earnings - restricted                                                             39,938              40,013
  Accumulated comprehensive gain (loss), unrealized gains (losses) on securities
    available for sale, net of related tax effects                                             (168)                 46
                                                                                           --------            --------
         Total shareholders' equity                                                          67,569              67,920
                                                                                           --------            --------
         Total liabilities and shareholders' equity                                        $326,654            $319,060
                                                                                           ========            ========

See accompanying notes to consolidated financial statements.

                             Cheviot Financial Corp.

                       CONSOLIDATED STATEMENTS OF EARNINGS

                      (In thousands, except per share data)

                                                                          Six months ended             Three months ended
                                                                              June 30,                      June 30,
                                                                         2008         2007              2008         2007
                                                                                          (Unaudited)
Interest income
  Loans                                                                $7,567       $7,376            $3,761       $3,692
  Mortgage-backed securities                                              262          365               123          178
  Investment securities                                                 1,052          887               498          490
  Interest-earning deposits and other                                      70          127                38           58
                                                                       ------       ------            ------       ------
         Total interest income                                          8,951        8,755             4,420        4,418

Interest expense
  Deposits                                                              3,749        3,904             1,739        1,999
  Borrowings                                                              746          681               370          337
                                                                       ------       ------            ------       ------
         Total interest expense                                         4,495        4,585             2,109        2,336
                                                                       ------       ------            ------       ------
         Net interest income                                            4,456        4,170             2,311        2,082

Provision for losses on loans                                             288           -                 25           -
                                                                       ------       ------            ------       ------
         Net interest income after provision for losses on loans        4,168        4,170             2,286        2,082

Other income (expense)
  Rental                                                                   25           24                13           12
  Gain on sale of loans                                                     9           23                 5            9
  Gain (loss) on sale of real estate acquired through foreclosure         (43)          -                 16           -
  Earnings on bank-owned life insurance                                    65           64                33           31
  Other operating                                                         159          147                86           77
                                                                        ------       ------           ------       ------
         Total other income                                               215          258               153          129

General, administrative and other expense
  Employee compensation and benefits                                    2,096        2,200             1,078        1,084
  Occupancy and equipment                                                 278          273               128          125
  Property, payroll and other taxes                                       491          449               250          231
  Data processing                                                         159          154                77           73
  Legal and professional                                                  192          225                68          107
  Advertising                                                             100           88                50           44
  Other operating                                                         323          340               180          138
                                                                       ------       ------            ------       ------
         Total general, administrative and other expense                3,639        3,729             1,831        1,802
                                                                       ------       ------            ------       ------
         Earnings before income taxes                                     744          699               608          409

Federal income taxes
  Current                                                                 108           58                56          (53)
  Deferred                                                                 93          163               106          190
                                                                       ------       ------            ------       ------
         Total federal income taxes                                       201          221               162          137
                                                                       ------       ------            ------       ------
         NET EARNINGS                                                  $  543       $  478            $  446       $  272
                                                                       ======       ======            ======       ======
         EARNINGS PER SHARE
           Basic                                                       $  .06       $  .05            $  .05       $  .03
                                                                       ======       ======            ======       ======
           Diluted                                                     $  .06       $  .05            $  .05       $  .03
                                                                       ======       ======            ======       ======
           Dividends per common share                                  $  .18       $  .16            $  .09       $  .08
                                                                       ======       ======            ======       ======

See accompanying notes to consolidated financial statements.

                             Cheviot Financial Corp.

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

            For the six and three months ended June 30, 2008 and 2007
                                 (In thousands)


                                                                       For the six months           For the three months
                                                                         ended June 30,                ended June 30,
                                                                       2008         2007              2008         2007

Net earnings for the period                                           $ 543        $ 478             $ 446          $ 272
Other comprehensive loss, net of benefits:
  Unrealized holding losses on securities during the period, net of benefits of $(110) and $(53) for the six months
   ended June 30, 2008 and 2007, respectively, and $(163)
   and $(49) for the three months ended June 30, 2008
   and 2007, respectively                                              (214)        (103)             (317)           (96)
                                                                       ----         ----              ----           ----

Comprehensive income                                                  $ 329        $ 375             $ 129          $ 176
                                                                       ====         ====              ====           ====

Accumulated comprehensive loss                                        $(168)       $(111)            $(168)         $(111)
                                                                       ====         ====              ====           ====

See accompanying notes to consolidated financial statements.
                                        5

                             Cheviot Financial Corp.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                 For the six months ended June 30, 2008 and 2007
                                 (In thousands)
                                                                                               2008                2007
                                                                                                      (Unaudited)
Cash flows from operating activities:
  Net earnings for the period                                                               $   543            $    478
  Adjustments to reconcile net earnings to net cash
  provided by operating activities:
    Amortization of premiums and discounts on investment
      and mortgage-backed securities, net                                                        (7)                (10)
    Depreciation                                                                                140                 165
    Amortization of deferred loan origination fees - net                                          -                   3
    Proceeds from sale of loans in the secondary market                                       1,726               2,307
    Loans originated for sale in the secondary market                                        (1,700)             (2,001)
    Gain on sale of loans                                                                        (9)                (23)
    Loss on sale of real estate acquired through foreclosure                                     43                  -
    Federal Home Loan Bank stock dividends                                                      (87)                 -
    Net increase in cash surrender value of bank-owned life insurance                           (65)                (64)
    Provision for losses on loans                                                               288                  -
    Amortization of expense related to stock benefit plans                                      387                 429
    Increase (decrease) in cash due to changes in:
      Accrued interest receivable on loans                                                      (16)                  5
      Accrued interest receivable on mortgage-backed securities                                  12                   7
      Accrued interest receivable on investments and interest-
        earning deposits                                                                        (96)               (106)
      Prepaid expenses and other assets                                                        (349)               (267)
      Accrued interest payable                                                                   21                  -
      Accounts payable and other liabilities                                                    (58)               (317)
      Federal income taxes
        Current                                                                                 (23)               (108)
        Deferred                                                                                 93                 163
                                                                                            -------            --------
         Net cash provided by operating activities                                              843                 661

Cash flows used in investing activities:
  Principal repayments on loans                                                              27,699              16,333
  Loan disbursements                                                                        (39,830)            (22,845)
  Purchase of U.S. Government and agency obligations                                        (18,973)             (7,001)
  Proceeds from maturity of U.S. Government and agency obligations                           18,000               4,000
  Principal repayments on mortgage-backed securities                                          1,901               2,676
  Proceeds from sale of real estate acquired through foreclosure                                636                  -
  Additions to real estate acquired through foreclosure                                          (9)                 -
  Purchase of office premises and equipment                                                     (19)                (19)
                                                                                            -------            --------
         Net cash used in investing activities                                              (10,595)             (6,856)

Cash flows provided by financing activities:
  Net increase (decrease) in deposits                                                        (4,820)              6,854
  Proceeds from Federal Home Loan Bank advances                                              19,500               6,000
  Repayments on Federal Home Loan Bank advances                                              (5,996)             (2,715)
  Advances by borrowers for taxes and insurance                                                (709)               (724)
  Treasury stock repurchases                                                                   (571)             (2,786)
  Stock option expense, net                                                                     122                 120
  Dividends paid on common stock                                                               (618)               (602)
                                                                                            -------            --------
         Net cash provided by financing activities                                            6,908               6,147
                                                                                            -------            --------

Net decrease in cash and cash equivalents                                                    (2,844)                (48)

Cash and cash equivalents at beginning of period                                              9,450               5,490
                                                                                           --------            --------
Cash and cash equivalents at end of period                                                 $  6,606            $  5,442
                                                                                           ========            ========

See accompanying notes to consolidated financial statements.
                                        6

                             Cheviot Financial Corp.

                 For the six months ended June 30, 2008 and 2007
                                 (In thousands)

                                                                                               2008                2007
                                                                                                      (Unaudited)

Supplemental disclosure of cash flow information: Cash paid during the period for:
    Federal income taxes                                                                     $  138              $  197
                                                                                             ======              ======

    Interest on deposits and borrowings                                                      $4,474              $4,585
                                                                                             ======              ======

Supplemental disclosure of noncash investing activities:
  Transfer of loans to real estate acquired through foreclosure                              $  443              $  734
                                                                                             ======              ======

  Loans originated upon sales of real estate acquired through foreclosure                    $  138              $    -
                                                                                             ======              ======


  Recognition of mortgage servicing rights in accordance with SFAS No. 140                   $    6              $    5
                                                                                             ======              ======


See accompanying notes to consolidated financial statements.
                                        7

                             Cheviot Financial Corp.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            For the three and six months ended June 30, 2008 and 2007


1.   Basis of Presentation
     ---------------------

Cheviot Financial Corp. ("Cheviot Financial" or the "Corporation") is a financial holding company, the principal asset of which consists of its ownership of Cheviot Savings Bank (the "Savings Bank"). The Savings Bank conducts a general banking business in southwestern Ohio which consists of attracting deposits and applying those funds to the origination of primarily real estate loans. The Corporation is 61% owned by Cheviot Mutual Holding Company. Cheviot Savings' profitability is significantly dependent on net interest income, which is the difference between interest income from interest-earning assets and the interest expense paid on interest-bearing liabilities. Net interest income is affected by the relative amount of interest-earning assets and interest-bearing liabilities and the interest received or paid on these balances.

The accompanying unaudited financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. Accordingly, these consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Cheviot Financial included in the Annual Report on Form 10-K for the year ended December 31, 2007. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three and six month periods ended June 30, 2008, are not necessarily indicative of the results which may be expected for the entire year.

2.   Principles of Consolidation
     ---------------------------

The accompanying consolidated financial statements as of and for the three and six months ended June 30, 2008, include the accounts of the Corporation and its wholly-owned subsidiary, the Savings Bank. All significant intercompany items have been eliminated.

3.   Liquidity and Capital Resources
     -------------------------------

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, scheduled amortization and prepayments of loan principal and mortgage-backed securities, maturities and calls of securities and funds provided by our operations. In addition, we may borrow from the Federal Home Loan Bank of Cincinnati. At June 30, 2008 and December 31, 2007, we had $42.2 million and $28.7 million, respectively, in outstanding borrowings from the Federal Home Loan Bank of Cincinnati and had the capacity to increase such borrowings at those dates by approximately $99.4 million and $109.4 million.

Loan repayments and maturing securities are a relatively predictable source of funds. However, deposit flows, calls of securities and prepayments of loans and mortgage-backed securities are strongly influenced by interest rates, general and local economic conditions and competition in the marketplace. These factors reduce the predictability of these sources of funds.

                             Cheviot Financial Corp.

            For the three and six months ended June 30, 2008 and 2007


3.   Liquidity and Capital Resources (continued)
     ------------------------------------------

Our primary investing activities are the origination of one- to four-family real estate loans, commercial real estate, construction and consumer loans, and, to a lesser extent, the purchase of securities. For the six months ended June 30, 2008, loan originations totaled $41.5 million, compared to $24.8 million for the six months ended June 30, 2007.

Total deposits decreased $4.8 million during the six months ended June 30, 2008 and increased $6.9 million during the six months ended June 30, 2007, respectively. Deposit flows are affected by the level of interest rates, the interest rates and products offered by competitors and other factors.

The  following  table  sets  forth   information   regarding  the  Corporation's
obligations and commitments to make future payments under contract as of June 30, 2008.

                                                                           Payments due by period
                                                              Less     More than    More than        More
                                                              than        1-3          4-5           than
                                                             1 year      years         years        5 years       Total
                                                                                 (In thousands)

    Contractual obligations:
      Advances from the Federal Home Loan Bank            $      -      $  9,000     $  3,352      $ 29,817     $ 42,169
      Certificates of deposit                              114,587        22,649        9,400           -        146,636

    Amount of loan commitments and expiration per period:
      Commitments to originate one- to four-family
        loans                                                6,236            -            -            -          6,236
      Home equity lines of credit                           11,520            -            -            -         11,520
      Undisbursed loans in process                          14,921            -            -            -         14,921
                                                          --------      --------     --------      --------     --------

         Total contractual obligations                    $147,264      $ 31,649     $ 12,752      $ 29,817     $221,482
                                                          ========      ========     ========      ========     ========

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of maturing time deposits will be retained.

                             Cheviot Financial Corp.

            For the three and six months ended June 30, 2008 and 2007


3.   Liquidity and Capital Resources (continued)
     ------------------------------------------

At June 30, 2008 and 2007, we exceeded all of the applicable regulatory capital requirements. Our core (Tier 1) capital was $54.5 million and $52.4 million, or 16.7% and 16.6% of total assets at both June 30, 2008 and 2007, respectively. In order to be classified as "well-capitalized" under federal banking regulations, we were required to have core capital of at least $19.6 million, or 6.0% of assets as of June 30, 2008. To be classified as a well-capitalized bank, we must also have a ratio of total risk-based capital to risk-weighted assets of at least 10.0%. At June 30, 2008 and 2007, we had a total risk-based capital ratio of 32.1% and 32.5%, respectively.

4.   Earnings Per Share
     ------------------

Basic earnings per share is computed based upon the weighted-average common shares outstanding during the period, less shares in the ESOP that are unallocated and not committed to be released plus shares in the ESOP that have been allocated. The weighted average common shares outstanding includes 5,455,313 shares held by our mutual holding company parent. Weighted-average common shares deemed outstanding gives effect to 214,247 and 285,661 unallocated shares held by the ESOP for the three and six months ended June 30, 2008 and 2007, respectively.

                                                          For the six months ended             For the three months ended
                                                                  June 30,                               June 30,
                                                            2008            2007                    2008           2007

         Weighted-average common shares
           outstanding (basic)                         8,702,161       9,042,835               8,677,852      9,003,748

         Dilutive effect of assumed exercise
           of stock options                               55,256         120,731                  57,298        124,119
                                                       ---------      ----------               ---------     ----------

         Weighted-average common shares
           outstanding (diluted)                       8,757,417       9,163,566               8,735,150      9,127,867
                                                       =========       =========               =========      =========

5.   Stock Option Plan
     -----------------

On April 26, 2005, the Corporation approved a Stock Incentive Plan that provides for grants of up to 486,018 stock options. During 2008, 2007, 2006 and 2005 approximately 8,060, 6,460, 6,100 and 384,000 option awards for shares were granted all of which are subject to five year vesting.

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

                             Cheviot Financial Corp.

            For the three and six months ended June 30, 2008 and 2007


5.   Stock Option Plan (continued)
     -----------------------------

The Corporation adopted the provisions of SFAS No. 123(R) effective January 1, 2006, using the modified prospective transition method, and therefore has not restated its financial statements for prior periods. Under this method, the Corporation has applied the provisions of SFAS No. 123(R) to new equity-based awards and to equity-based awards modified, repurchased, or cancelled after January 1, 2006. In addition, the Corporation recognizes compensation cost for the portion of equity-based awards for which the requisite service period has not been rendered ("unvested equity-based awards") that are outstanding as of January 1, 2006. The compensation cost recorded for unvested equity-based awards is based on their grant-date fair value. For the six months ended June 30, 2008, the Corporation recorded $122,000 in after-tax compensation cost for equity-based awards that vested during the six months ended June 30, 2008. The Corporation has $512,000 unrecognized pre-tax compensation cost related to non-vested equity-based awards granted under its stock incentive plan as of June 30, 2008, which is expected to be recognized over a weighted-average vesting period of approximately 2.0 years.

A summary of the status of the Corporation's stock option plan as of June 30, 2008, and changes during the period then ended is presented below:

                                                                    Six months ended                    Year ended
                                                                      June 30, 2008                  December 31, 2007
                                                                                Weighted-                       Weighted-
                                                                                average                          average
                                                                                exercise                        exercise
                                                                  Shares          price           Shares          price

    Outstanding at beginning of period                            396,220         $11.21           389,760       $11.17
    Granted                                                         8,060           9.03             6,460        13.63
    Exercised                                                          -             -                  -             -
    Forfeited                                                          -             -                  -             -
                                                                 --------         ------           -------       ------
    Outstanding at end of period                                  404,280         $11.16           396,220       $11.21
                                                                  =======         ======           =======       ======
    Options exercisable at period-end                             233,936         $11.17           154,692       $11.16
                                                                  =======         ======           =======       ======
    Options expected to be exercisable at year-end

    Fair value of options granted                                                 $ 1.93                         $ 2.77
                                                                                  ======                         ======

    The following information applies to options outstanding at June 30, 2008:

    Number outstanding                                             404,280
    Exercise price$9.03 - $13.63
    Weighted-average exercise price                                 $11.16
    Weighted-average remaining contractual life                  7.0 years

The expected term of options is based on evaluations of historical and expected future employee exercise behavior. The risk free interest rate is based upon the U.S. Treasury rates at the date of grant with maturity dates approximately equal to the expected life at grant date. Volatility is based upon the historical volatility of the Corporation's stock.

                             Cheviot Financial Corp.

            For the three and six months ended June 30, 2008 and 2007

5.   Stock Option Plan (continued)
     -----------------------------

The fair value of each option was estimated on the date of grant using the modified Black-Scholes options pricing model with the following weighted-average assumptions used for grants in 2008: dividend yield of 3.65%, expected volatility of 26.13%, risk-free interest rate of 3.78% and an expected life of 10 years for each grant.

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

The Corporation is subject to income taxes in the U.S. federal jurisdiction, as well as various state jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, the Corporation is no longer subject to U.S. federal, state and local, or non U.S. income tax examinations by tax authorities for the years before 2004.

The Corporation will recognize, if applicable, interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.

7.   Effects of Recent Accounting Pronouncements
     -------------------------------------------

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement emphasizes that fair value is a market-based measurement and should be determined based on assumptions that a market participant would use when pricing an asset or liability. This Statement clarifies that market participant assumptions should include assumptions about risk as well as the effect of a restriction on the sale or use of an asset. Additionally, this Statement establishes a fair value hierarchy that provides the highest priority to quoted prices in active markets and the lowest priority to unobservable data. This Statement is effective for fiscal years beginning after November 15, 2007, or January 1, 2008 as to the Corporation, and interim periods within those fiscal years. The adoption of this Statement did not have a material adverse effect on the Corporation's financial position or results of operations.

                             Cheviot Financial Corp.

            For the three and six months ended June 30, 2008 and 2007

7.   Effects of Recent Accounting Pronouncements (continued)
     -------------------------------------------------------

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115." This Statement allows companies the choice to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board's long-term measurement objectives for accounting for financial instruments. This Statement is effective as of January 1, 2008 as to the Corporation, and interim periods within those fiscal years. The impact of this new pronouncement was not material to the Corporation 's consolidated financial statements.

Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 109, Written Loan Commitments Recorded at Fair Value Through Earnings (SAB 109) -- In November 2007, SEC SAB 109 was issued. SAB 109 provides the staff's views on the accounting for written loan commitments recorded at fair value. To make the staff's views consistent with Statement No. 156, Accounting for Servicing of Financial Assets, and Statement No. 159, SAB 109 revises and rescinds portions of SAB No. 105, Application of Accounting Principles to Loan Commitments, and requires that the expected net future cash flows related to the associated servicing of a loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. The provisions of SAB 109 are applicable to written loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. The Corporation adopted this Statement with no material impact to the Corporation 's consolidated financial statements.
                                       13

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

Discussion of Financial Condition Changes at December 31, 2007
and at June 30, 2008
--------------------------------------------------------------

Total assets increased $7.6 million, or 2.4%, to $326.7 million at June 30, 2008, from $319.1 million at December 31, 2007. The increase in total assets reflects an increase in loans receivable and investment securities, which were partially offset by a decrease in cash and cash equivalents and mortgage-backed securities.

Cash, federal funds sold and interest-earning deposits decreased $2.8 million, or 30.1%, to $6.6 million at June 30, 2008, from $9.5 million at December 31, 2007. The decrease in cash and cash equivalents at June 30, 2008, was due to a $2.8 million decrease in federal funds sold and a $1.7 million decrease in cash and due from banks, which was partially offset by a $1.6 million increase in interest-earning deposits. Investment securities increased $653,000 to $35.8 million at June 30, 2008. At June 30, 2008, $7.0 million of investment securities were classified as held to maturity, while $28.8 million were classified as available for sale. As of June 30, 2008, none of the investment securities are considered impaired.
                                       14

                             Cheviot Financial Corp.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Discussion of Financial Condition Changes at December 31, 2007
and at June 30, 2008 (continued)
---------------------------------------------------------------

Mortgage-backed securities decreased $1.9 million, or 18.4%, to $8.4 million at June 30, 2008, from $10.3 million at December 31, 2007. The decrease in mortgage-backed securities was due primarily to principal prepayments and repayments totaling $1.9 million. At June 30, 2008, $7.7 million of mortgage-backed securities were classified as held to maturity, while $693,000 were classified as available for sale. As of June 30, 2008, none of the mortgage-backed securities are considered impaired.

     Loans receivable, including loans held for sale, increased $11.4 million, or 4.6%, to $261.2 million at June 30, 2008, from $249.8 million at December 31, 2007. The increase reflects loan originations totaling $41.5 million, partially offset by loan principal repayments of $27.7 million and sales of $1.7 million. The change in the composition of the Corporation's assets reflects management's decision to take advantage of opportunities to obtain a higher rate of return from the origination of loans.

The allowance for loan losses totaled $502,000 and $596,000 at June 30, 2008 and December 31, 2007, respectively. In determining the adequacy of the allowance for loan losses at any point in time, management and the board of directors apply a systematic process focusing on the risk of loss in the portfolio. First, the loan portfolio is segregated by loan types to be evaluated collectively and loan types to be evaluated individually. Delinquent multi-family and commercial loans are evaluated individually for potential impairments in their carrying value. Second, the allowance for loan losses entails utilizing our five year historic loss experience by applying such loss percentage to the loan types to be collectively evaluated in the portfolio. The $288,000 increase in the provision for losses on loans during the six months ended June 30, 2008 is a reflection of these factors, weaker economic conditions in the greater Cincinnati area, and the need to allocate approximately $285,000 in specific reserves for seven residential properties totaling $443,000 which were acquired through foreclosure during the six months ended June 30, 2008. The five year historic loss experience has improved from prior year, which has caused the allowance for loan loss as a percentage of loans to decrease. The analysis of the allowance for loan losses requires an element of judgment and is subject to the possibility that the allowance may need to be increased, with a corresponding reduction in earnings. To the best of management's knowledge, all known and inherent losses that are probable and that can be reasonably estimated have been recorded at June 30, 2008.

Non-performing and impaired loans totaled $1.8 million and $660,000 at June 30, 2008 and December 31, 2007, respectively. At June 30, 2008, non-performing and impaired loans were comprised solely of 4 loans secured by one- to four-family residential real estate and 2 loans secured by multi-family residential real estate. The allowance for loan losses represented 28.3% and 90.3% of non-performing and impaired loans at June 30, 2008 and December 31, 2007, respectively. Although management believes that the Corporation's allowance for loan losses conforms with generally accepted accounting principles based upon the available facts and circumstances, there can be no assurance that additions to the allowance will not be necessary in future periods, which would adversely affect our results of operations.

Deposits decreased $4.8 million, or 2.2%, to $214.7 million at June 30, 2008, from $219.5 million at December 31, 2007. Advances from the Federal Home Loan Bank of Cincinnati increased by $13.5 million, or 47.1%, to $42.2 million at June 30, 2008, from $28.7 million at December 31, 2007.

Shareholders' equity decreased $351,000, or 0.5%, to $67.6 million at June 30, 2008, from $67.9 million at December 31, 2007. The decrease primarily resulted from the repurchase of our common stock totaling $571,000 and dividends paid of $618,000, which were partially offset by net earnings of $543,000. At June 30, 2008, Cheviot Financial had the ability to purchase an additional 388,009 shares under its announced stock repurchase plan.

                             Cheviot Financial Corp.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Discussion of Financial Condition Changes at December 31, 2007
and at June 30, 2008 (continued)
--------------------------------------------------------------------------------

Liquidity and Capital Resources
-------------------------------

We monitor our liquidity position on a daily basis using reports that recap all deposit activity and loan commitments. A significant portion of our deposit base is made up of time deposits. At June 30, 2008, $114.6 million of time deposits are due to mature within twelve months. The daily deposit activity report allows us to price our time deposits competitively. Because of this and our deposit retention experience, we anticipate that a significant portion of maturing time deposits will be retained.

Borrowings from the Federal Home Loan Bank of Cincinnati increased $13.5 million during the six months ended June 30, 2008. This increase was used primarily to fund our primary investing activity which is the origination of one- to four-family real estate loans, commercial real estate, construction and consumer loans. We have the ability to increase such borrowings by approximately $99.4 million. The additional borrowings can be used to offset any decrease in customer deposits or to fund loan commitments.

Comparison of Operating Results for the Six-Month Periods Ended June 30, 2008 and 2007
-----------------------------------------------------------------------------

General

Net earnings for the six months ended June 30, 2008 totaled $543,000, a $65,000 increase from the $478,000 net earnings reported for the same period in 2007. The increase in net earnings reflects an increase in net interest income of $286,000, a decrease of $90,000 in general, administrative and other expenses and a decrease of $20,000 in federal income taxes, which were partially offset by an increase of $288,000 in the provision for losses on loans and a decrease in other income of $43,000 for the 2008 period.

Net Interest Income

Total interest income increased $196,000, or 2.2%, to $9.0 million for the six-months ended June 30, 2008, from the comparable period in 2007. Interest income on loans increased $191,000, or 2.6%, to $7.6 million during the 2008 period from $7.4 million for the 2007 period. This increase was due primarily to a $10.4 million, or 4.3%, increase in the average balance of loans outstanding, which was partially offset by a 10 basis point decrease in the average yield on loans to 5.96% for the 2008 period from 6.06% for the six months ended June 30, 2007.

Interest income on mortgage-backed securities decreased $103,000, or 28.2%, to $262,000 for the six months ended June 30, 2008, from $365,000 for the same period in 2007, due primarily to a $4.5 million decrease in the average balance of securities outstanding (resulting primarily from investment security calls), which was partially offset by a 40 basis point increase in the average yield period to period. Interest income on investment securities increased $165,000, or 18.6%, to $1.1 million for the six months ended June 30, 2008, compared to $887,000 for the same period in 2007, due primarily to an 11 basis point increase in the average yield to 5.58% in the 2008 period, and an increase of $5.2 million, or 16.1% in the average balance of investment securities outstanding. Interest income on other interest-earning deposits decreased $57,000, or 44.9% to $70,000 for the six months ended June 30, 2008, as compared to the same period in 2007.
                                       16

                             Cheviot Financial Corp.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Six-Month Periods Ended June 30, 2008 and 2007(continued)
-----------------------------------------------------------------------------

Interest expense decreased $90,000, or 2.0% to $4.5 million for the six months ended June 30, 2008, from $4.6 million for the same period in 2007. Interest expense on deposits decreased by $155,000, or 4.0%, to $3.7 million for the six months ended June 30, 2008, from $3.9 million for the same period in 2007 due primarily to a 28 basis point decrease in the average costs of deposits to 3.48% during the 2008 period, which was partially offset by a $7.6 million, or 3.6%, increase in the average balances outstanding. Interest expense on borrowings increased by $65,000, or 9.5%, due primarily to a $4.7 million, or 16.4%, increase in the average balance outstanding, which was partially offset by a 27 basis point decrease in the average cost of borrowings. The decrease in the average cost of deposits and borrowings reflects lower shorter term interest rates in 2008 as compared to 2007, as actions by the Federal Reserve to reduce shorter term interest rates resulted in a steepening of the yield curve and a reduction of short term and medium term interest rates.

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $286,000, or 6.9%, to $4.5 million for the six months ended June 30, 2008. The average interest rate spread increased to 2.23% for the six months ended June 30, 2008 from 2.06% for the six months ended June 30, 2007. The net interest margin increased to 2.91% for the six months ended June 30, 2008 from 2.83% for the six months ended June 30, 2007.

Provision for Losses on Loans
-----------------------------

Management recorded a $288,000 provision for losses on loans for the six months ended June 30, 2008. There was no provision for the losses on loans for the six months ended June 30, 2007. The decision to make a provision for loan losses during the six months ended June 30, 2008 reflects the amount necessary to maintain an adequate allowance based on the five year historical loss experience and other external factors. There can be no assurance that the loan loss allowance will be sufficient to cover losses on non-performing loans in the future, however management believes they have identified all known and inherent losses that are probable and that can be reasonably estimated within the loan portfolio, and that the allowance is adequate to absorb such losses.

Other Income
------------

Other income decreased $43,000, or 16.7%, to $215,000 for the six months ended June 30, 2008, compared to the same period in 2007, due primarily to an increase in the loss on the sale of real estate acquired through foreclosure of $43,000 and a decrease of $14,000 in the gain on sale of loans, which were partially offset by an increase of $12,000 in other operating income.

                             Cheviot Financial Corp.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Six-Month Periods Ended June 30, 2008 and 2007(continued)
-------------------------------------------------------------------------------

General, Administrative and Other Expense
-----------------------------------------

General, administrative and other expense decreased $90,000, or 2.4%, to $3.6 million for the six months ended June 30, 2008, from $3.7 million for the comparable period in 2007. This decrease is a result of a decrease of $104,000 in employee compensation and benefits, a decrease of $33,000 in legal and professional expense and a decrease of $17,000 in other operating expense, which was partially offset by an increase of $42,000 in property, payroll and other taxes. The decrease in employee compensation and benefits is a result of the decrease in compensation expense recorded for the fair value of ESOP shares allocated as a result of the decrease in the average stock price and a decrease in the expense related to health insurance costs. The decrease in legal and professional services was due primarily to expenses incurred that related to litigation costs as the Corporation was defending its interest in collateral during the six months ended June 30, 2007. The Corporation reached a settlement regarding this litigation for $50,000 during the prior period, accounting for the majority of the decrease in other operating expense. The increase in property, payroll and other taxes was due primarily to an increase in the Ohio franchise tax.

Federal Income Taxes

The provision for federal income taxes decreased $20,000, or 9.0%, to $201,000 for the six months ended June 30, 2008, from $221,000 for the same period in 2007. The effective tax rate was 27.0% and 31.6% for the six month periods ended June 30, 2008 and 2007. The difference between the Corporation's effective tax rate in the 2008 and 2007 periods and the 34% statutory corporate rate is due primarily to the tax-exempt earnings on bank-owned life insurance, tax exempt interest on municipal obligations and tax benefits for the contribution to the Cheviot Savings Bank Foundation.

Comparison of Operating Results for the Three-Month Periods Ended June 30, 2008 and 2007
--------------------------------------------------------------------------------

General
-------

Net earnings for the three months ended June 30, 2008 totaled $446,000, a $174,000 increase from the $272,000 earnings reported in the June 2007 period. The increase in net earnings reflects an increase in net interest income of $229,000 and an increase in other income of $24,000, which were partially offset by an increase of $25,000 in the provision for losses on loans, an increase in general, administrative and other expenses of $29,000 and an increase of $25,000 in federal income taxes for the 2008 quarter.

Net Interest Income
-------------------

Total interest income increased $2,000, or 0.1%, to $4.4 million for the three-months ended June 30, 2008, from the comparable quarter in 2007. Interest income on loans increased $69,000, or 1.9%, to $3.8 million during the 2008 quarter from $3.7 million for the 2007 quarter. This increase was due primarily to a $12.7 million, or 5.2%, increase in the average balance of loans outstanding, which was partially offset by a 19 basis point decrease in the average yield on loans to 5.85% for the 2008 quarter from 6.04% for the three months ended June 30, 2007.

                             Cheviot Financial Corp.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Three-Month Periods Ended June 30, 2008 and 2007(continued)
--------------------------------------------------------------------------------

Interest income on mortgage-backed securities decreased $55,000, or 30.9%, to $123,000 for the three months ended June 30, 2008, from $178,000 for the comparable 2007 quarter, due primarily to a $4.3 million decrease in the average balance of securities outstanding, which was partially offset by a 20 basis point increase in the average yield period to period. Interest income on investment securities increased $8,000, or 1.6%, to $498,000 for the three months ended June 30, 2008, compared to $490,000 for the same quarter in 2007, due primarily to a 6 basis point increase in the average yield to 5.78% in the 2008 quarter, and an increase of $212,000, or 0.6% in the average balance of investment securities outstanding. Interest income on other interest-earning deposits decreased $20,000, or 34.5% to $38,000 for the three months ended June 30, 2008.

Interest expense decreased $227,000, or 9.7% to $2.1 million for the three months ended June 30, 2008, from $2.3 million for the same quarter in 2007. Interest expense on deposits decreased by $260,000, or 13.0%, to $1.7 million from $2.0 million due primarily to a 58 basis point decrease in the average costs of deposits to 3.25% during the 2008 quarter due to the lower rate repricings of certificates of deposit, as deposit rates were lower in 2008 as compared to 2007. This was partially offset by a $5.2 million, or 2.5%, increase in the average balance outstanding. Interest expense on borrowings increased by $33,000, or 9.8%, due primarily to a $5.5 million, or 18.9%, increase in the average balance outstanding, which was partially offset by a 36 basis point decrease in the average cost of borrowings.

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $229,000, or 11.0%, to $2.3 million for the three months ended June 30, 2008, as compared to the same quarter in 2007. The average interest rate spread increased to 2.38% for the three months ended June 30, 2008 from 2.05% for the three months ended June 30, 2007. The net interest margin increased to 3.02% for the three months ended June 30, 2008 from 2.81% for the three months ended June 30, 2007.

Provision for Losses on Loans
-----------------------------

Management recorded a $25,000 provision for losses on loans for the three months ended June 30, 2008. There was no provision for the losses on loans for the three months ended June 30, 2007. The decision to make a provision for loan losses during the six months ended June 30, 2008 reflects the amount necessary to maintain an adequate allowance based on the five year historical loss experience and other external factors. There can be no assurance that the loan loss allowance will be sufficient to cover losses on non-performing loans in the future, however management believes they have identified all known and inherent losses that are probable and that can be reasonably estimated within the loan portfolio, and that the allowance for loan losses is adequate to absorb such losses.

Other Income
------------

Other income increased $24,000, or 18.6%, to $153,000 for the three months ended June 30, 2008, compared to the same quarter in 2007, due primarily to an increase in the gain on the sale of real estate acquired through foreclosure of $16,000 and an increase of $9,000 in other operating income.

                             Cheviot Financial Corp.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Three-Month Periods Ended June 30, 2008 and 2007(continued)
--------------------------------------------------------------------------------

General, Administrative and Other Expense
-----------------------------------------

General, administrative and other expense increased $29,000, or 1.6%, and was $1.8 million for each of the three months ended June 30, 2008 and 2007. This increase is a result of an increase of $19,000 in property, payroll and other taxes and an increase of $42,000 in other operating expense, which was partially offset by a decrease of $39,000 in legal and professional expense. The increase in property, payroll and other taxes is due primarily to an increase in the Ohio franchise tax. The increase in other operating expense is due primarily to an increase in the overall operations of the Bank and an increase in the cost of maintaining properties acquired through foreclosure. The decrease in legal and professional services was due primarily to expenses incurred that related to litigation costs as the Corporation was defending its interest in collateral during the six months ended June 30, 2007.

Federal Income Taxes
--------------------

The provision for federal income taxes increased $25,000, or 18.2%, to $162,000 for the three months ended June 30, 2008, from $137,000 for the same quarter in 2007, due primarily to a $199,000, or 48.7%, increase in pre-tax earnings. The effective tax rate was 26.6% and 33.5% for the three month periods ended June 30, 2008 and 2007, respectively. The difference between the Corporation's effective tax rate in the 2008 and 2007 periods and the 34% statutory corporate rate is due primarily to the tax-exempt earnings on bank-owned life insurance, tax exempt interest on municipal obligations and tax benefits for the contribution to the Cheviot Savings Bank Foundation.

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

ITEM 2.   Unregistered Sales of Equity Securities and Use of Proceeds
          ------------------------------------------------------------

          The Corporation announced a repurchase plan on January 16, 2008 which provides for the repurchase of 5% or 447,584 shares of our common stock. As of June 30, 2008, the Corporation had purchased 59,575 shares pursuant to the program.

                                                                   Total # of
                                                               shares purchased
                                 Total          Average      as part of publicly
                               # of shares     price paid       announced plans
          Period                purchased       per share         or programs
          ------                ---------       ---------        ------------

          April 1-30, 2008        8,335           $9.16              46,792
          May 1-31, 2008          7,283           $8.95              54,075
          June 1-30, 2008         5,500           $8.66              59,575


ITEM 3.   Defaults Upon Senior Securities
          ------------------------------

          Not applicable.

ITEM 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

          The Corporation held its Annual Meeting of Shareholders on April 22, 2008. Two matters were presented to the shareholders for a vote: The shareholders elected two directors by the following votes:

                                         For                  Withheld

          John T. Smith               8,369,522               219,566
          Robert L. Thomas            8,474,222               114,866

          The shareholders ratified the selection of Clark, Schaefer, Hackett & Co. as the Company's auditors for the 2008 calendar year by the following vote:

          For:  8,546,945           Against:  41,743           Abstain:  400


ITEM 5.  Other Information
         -----------------

         None.
                                       22

                             Cheviot Financial Corp.

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



Date:   August 7, 2008                 By:  /s/Thomas J. Linneman
       ----------------------              -------------------------------------
                                           Thomas J. Linneman
                                           President and Chief Executive Officer



Date:   August 7, 2008                 By:  /s/Scott T. Smith
       ----------------------               ------------------------------------
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


Date:  August 7, 2008                      /s/Thomas J. Linneman
       --------------                      -------------------------------
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


Date:  August 7, 2008                              /s/Scott T. Smith
       --------------                              -----------------------------
                                                   Scott T. Smith
                                                   Chief Financial Officer
                                                   (principal financial officer)

                                                                    Exhibit 32.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Cheviot Financial Corp. (the "Company"), on Form 10-Q for the period ended June 30, 2008, as filed with the Securities and Exchange Commission on the date of this Certification (the "Report"), I, Thomas J. Linneman, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

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

         Date:  August 7, 2008

                                                                    Exhibit 32.2

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Cheviot Financial Corp. (the "Company"), on Form 10-Q for the period ended June 30, 2008, as filed with the Securities and Exchange Commission on the date of this Certification (the "Report"), I, Scott T. Smith, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

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

         Date:  August 7, 2008