Form 10-Q
period 2008-09-30
CHEVIOT FINANCIAL CORP
filed 2008-11-14
CIK 1248124

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              September 30, 2008
                                ----------------------------------------------

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

Yes [X]           No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "accelerated filer, large accelerated filer, and small reporting company" in Rule 12b-2 of the Exchange Act. (Check one.)

Large accelerated filer [ ]    Accelerated filer [ ]  Non-accelerated filer [ ]
Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [   ]         No  [X]

As of November 4, 2008, the latest practicable date, 8,882,599 shares of the registrant's common stock, $.01 par value, were issued and outstanding.

                                      INDEX

                                                                           Page

PART I    -     FINANCIAL INFORMATION

                Consolidated Statements of Financial Condition           3

                Consolidated Statements of Earnings                      4

                Consolidated Statements of Comprehensive Income          5

                Consolidated Statements of Cash Flows                    6

                Notes to Consolidated Financial Statements               8

                Management's Discussion and Analysis of
                Financial Condition and Results of
                Operations                                              15

                Quantitative and Qualitative Disclosures about
                Market Risk                                             22

                Controls and Procedures                                 22

PART II  -     OTHER INFORMATION                                        23

SIGNATURES                                                              25

                             Cheviot Financial Corp.

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                        (In thousands, except share data)

                                                                                      September 30,        December 31,
         ASSETS                                                                                2008                2007
                                                                                        (Unaudited)
Cash and due from banks                                                                  $    4,790           $   3,680
Federal funds sold                                                                            2,269               4,313
Interest-earning deposits in other financial institutions                                       381               1,457
                                                                                         ----------           ---------
         Cash and cash equivalents                                                            7,440               9,450

Investment securities available for sale - at fair value                                     25,392              12,178
Investment securities held to maturity - at cost, approximate market value of $ 7,044 and $23,086 at September 30, 2008
  and December 31, 2007, respectively                                                         7,000              23,000
Mortgage-backed securities available for sale - at fair value                                   675                 814
Mortgage-backed securities held to maturity - at cost, approximate market value of $7,325 and $9,577 at September 30, 2008 and
  December 31, 2007, respectively                                                             7,257               9,500
Loans receivable - net                                                                      266,600             249,832
Real estate acquired through foreclosure - net                                                  490                 625
Office premises and equipment - at depreciated cost                                           4,986               5,131
Federal Home Loan Bank stock - at cost                                                        3,369               3,238
Accrued interest receivable on loans                                                          1,181               1,119
Accrued interest receivable on mortgage-backed securities                                        35                  51
Accrued interest receivable on investments and interest-earning deposits                        516                 418
Prepaid expenses and other assets                                                               392                 177
Bank-owned life insurance                                                                     3,482               3,383
Prepaid federal income taxes                                                                      -                 144
                                                                                         ----------           ---------
         Total assets                                                                    $  328,815           $ 319,060
                                                                                         ==========           =========
         LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits                                                                                   $212,716            $219,526
Advances from the Federal Home Loan Bank                                                     46,060              28,665
Advances by borrowers for taxes and insurance                                                   966               1,253
Accrued interest payable                                                                        177                 117
Accounts payable and other liabilities                                                        1,066                 939
Accrued federal income taxes                                                                     55                   -
Deferred federal income taxes                                                                   384                 640
                                                                                         ----------           ---------
         Total liabilities                                                                  261,424             251,140

Shareholders' equity
  Preferred stock - authorized 5,000,000 shares, $.01 par value; none issued
  Common stock - authorized 30,000,000 shares, $.01 par value;
    9,918,751 shares issued at September 30, 2008 and December 31, 2007, respectively            99                  99
  Additional paid-in capital                                                                 43,581              43,418
  Shares acquired by stock benefit plans                                                     (3,186)             (3,582)
  Treasury stock - at cost, 1,036,152 and 967,077 shares at September 30, 2008
    and December 31, 2007, respectively                                                     (12,723)            (12,074)
  Retained earnings - restricted                                                             40,082              40,013
  Accumulated comprehensive loss, unrealized losses on securities
    available for sale, net of related tax effects                                             (462)                 46
                                                                                         ----------           ---------
         Total shareholders' equity                                                          67,391              67,920
                                                                                         ----------           ---------
         Total liabilities and shareholders' equity                                      $  328,815           $ 319,060
                                                                                         ==========           =========

See accompanying notes to consolidated financial statements.
                                       3

                             Cheviot Financial Corp.

                       CONSOLIDATED STATEMENTS OF EARNINGS

                      (In thousands, except per share data)

                                                                          Nine months ended            Three months ended
                                                                            September 30,                 September 30,
                                                                         2008         2007              2008         2007
                                                                                            (Unaudited)
Interest income
  Loans                                                               $11,489      $11,179           $ 3,922      $ 3,804
  Mortgage-backed securities                                              369          536               107          170
  Investment securities                                                 1,582        1,388               531          502
  Interest-earning deposits and other                                      80          167                10           39
                                                                      -------      -------           -------      -------
         Total interest income                                         13,520       13,270             4,570        4,515

Interest expense
  Deposits                                                              5,261        5,956             1,513        2,052
  Borrowings                                                            1,226        1,074               480          393
                                                                      -------      -------           -------      -------
         Total interest expense                                         6,487        7,030             1,993        2,445
                                                                      -------      -------           -------      -------
         Net interest income                                            7,033        6,240             2,577        2,070
Provision for losses on loans                                             413           15               125           15
                                                                      -------      -------           -------      -------
         Net interest income after provision for losses on loans        6,620        6,225             2,452        2,055

Other income (expense)
  Rental                                                                   39           36                13           12
  Gain on sale of loans                                                    26           40                17           17
  Loss on sale of real estate acquired through foreclosure                (48)          (3)               (5)          (3)
  Earnings on bank-owned life insurance                                    99           96                34           32
  Other operating                                                         246          242                87           95
                                                                      -------      -------           -------      -------
         Total other income                                               362          411               146          153

General, administrative and other expense
  Employee compensation and benefits                                    3,247        3,293             1,150        1,092
  Occupancy and equipment                                                 418          418               140          144
  Property, payroll and other taxes                                       719          664               229          215
  Data processing                                                         236          231                77           77
  Legal and professional                                                  285          322                93           97
  Advertising                                                             150          131                50           44
  Other operating                                                         475          476               151          136
                                                                      -------      -------           -------      -------
        Total general, administrative and other expense                 5,530        5,535             1,890        1,805
                                                                      -------      -------           -------      -------
         Earnings before income taxes                                   1,452        1,101               708          403

Federal income taxes (benefit)
  Current                                                                 452          274               345          216
  Deferred                                                                  6           75               (88)         (88)
                                                                      -------      -------           -------      -------
        Total federal income taxes                                        458          349               257          128
                                                                      -------      -------           -------      -------
         NET EARNINGS                                                 $   994      $   752           $   451      $   275
                                                                      =======      =======           =======      =======
         EARNINGS PER SHARE
           Basic                                                      $   .11         $.08              $.05         $.03
                                                                      =======      =======           =======      =======

           Diluted                                                    $   .11         $.08              $.05         $.03
                                                                      =======      =======           =======      =======

           Dividends per common share                                 $   .27         $.24              $.09         $.08
                                                                      =======      =======           =======      =======


See accompanying notes to consolidated financial statements.

                             Cheviot Financial Corp.

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

         For the nine and three months ended September 30, 2008 and 2007
                                 (In thousands)


                                                                       For the nine months          For the three months
                                                                       ended September 30,           ended September 30,
                                                                       2008         2007              2008         2007

Net earnings for the period                                           $ 994        $ 752            $  451          $ 275
Other comprehensive income (loss), net of tax (benefits):
  Unrealized holding gains (losses) on securities during
   the period, net of tax (benefits) of $(262) and $(25)
   for the nine months ended September 30, 2008 and 2007,
   respectively, and $(151) and $28 for the three months
   ended September 30, 2008 and 2007, respectively                     (508)         (49)             (294)            54
                                                                        ---          ---               ---            ---

Comprehensive income                                                  $ 486        $ 703             $ 157          $ 329
                                                                        ===          ===               ===            ===

Accumulated comprehensive loss                                        $(462)       $ (57)            $(462)         $ (57)
                                                                        ===          ===               ===            ===

See accompanying notes to consolidated financial statements.
                                       5

                             Cheviot Financial Corp.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              For the nine months ended September 30, 2008 and 2007
                                 (In thousands)

                                                                                               2008                2007
                                                                                                      (Unaudited)
Cash flows from operating activities:
  Net earnings for the period                                                              $    994            $    752
  Adjustments to reconcile net earnings to net cash
  provided by operating activities:
    Amortization of premiums and discounts on investment
      and mortgage-backed securities, net                                                       (15)                (10)
    Depreciation                                                                                214                 249
    Amortization of deferred loan origination fees - net                                          -                  11
    Proceeds from sale of loans in the secondary market                                       2,833               3,148
    Loans originated for sale in the secondary market                                        (2,787)             (2,943)
    Gain on sale of loans                                                                       (26)                (40)
    Loss on sale of real estate acquired through foreclosure                                     48                   3
    Federal Home Loan Bank stock dividends                                                     (131)                 -
    Provision for losses on loans                                                               413                  15
    Net increase in cash surrender value of bank-owned life insurance                           (99)                (96)
    Amortization of expense related to stock benefit plans                                      376                 439
    Increase (decrease) in cash due to changes in:
      Accrued interest receivable on loans                                                      (62)                (35)
      Accrued interest receivable on mortgage-backed securities                                  16                  10
      Accrued interest receivable on investments and interest-
        earning deposits                                                                        (98)                (14)
      Prepaid expenses and other assets                                                        (215)               (143)
      Accounts payable and other liabilities                                                    103                  20
      Accrued interest payable                                                                   60                   9
      Federal income taxes
        Current                                                                                 199                 (95)
        Deferred                                                                                  6                  75
                                                                                           --------            --------
         Net cash provided by operating activities                                            1,829               1,355
                                                                                           --------            --------
Cash flows used in investing activities:
  Principal repayments on loans                                                              39,471              26,950
  Loan disbursements                                                                        (56,758)            (35,154)
  Loans purchased                                                                              (455)
  Purchase of U.S. Government and agency obligations                                        (18,973)             (7,001)
  Proceeds from maturity of U.S. Government and agency obligations                           21,000               5,000
  Principal repayments on mortgage-backed securities                                          2,386               3,917
  Proceeds from sale of real estate acquired through foreclosure                                661                 113
  Additions to real estate acquired through foreclosure                                          (9)                 (2)
  Purchase of office premises and equipment                                                     (69)                (45)
                                                                                           --------            --------
           Net cash used in investing activities                                            (12,746)             (6,222)
                                                                                           --------            --------
Cash flows provided by financing activities:
  Net increase in deposits                                                                   (6,810)              9,618
  Proceeds from Federal Home Loan Bank advances                                              25,500              13,000
  Repayments on Federal Home Loan Bank advances                                              (8,105)            (12,228)
  Advances by borrowers for taxes and insurance                                                (287)               (326)
  Treasury stock repurchases                                                                   (649)             (4,449)
  Stock option expense, net                                                                     183                 181
  Dividends paid on common stock                                                               (925)               (886)
                                                                                           --------            --------
          Net cash provided by financing activities                                           8,907               4,910
                                                                                           --------            --------

Net increase (decrease) in cash and cash equivalents                                         (2,010)                 43
Cash and cash equivalents at beginning of period                                              9,450               5,490
                                                                                           --------            --------
  Cash and cash equivalents at end of period                                               $  7,440            $  5,533
                                                                                           ========            ========

See accompanying notes to consolidated financial statements.

                             Cheviot Financial Corp.

              For the nine months ended September 30, 2008 and 2007
                                 (In thousands)

                                                                                               2008                2007
                                                                                                      (Unaudited)
Supplemental disclosure of cash flow information: Cash paid during the period for:
    Federal income taxes                                                                    $   261             $   337
                                                                                            =======             =======
    Interest on deposits and borrowings                                                     $ 6,427             $ 7,021
                                                                                            =======             =======
Supplemental disclosure of noncash investing activities:
  Transfer of loans to real estate acquired through foreclosure                             $   541             $   593
                                                                                            =======             =======
  Loans originated upon sales of real estate acquired through foreclosure                   $   138             $     -
                                                                                            =======             =======
 Recognition of mortgage servicing rights in accordance with SFAS No. 140                   $    15             $     9
                                                                                            =======             =======

See accompanying notes to consolidated financial statements.

                             Cheviot Financial Corp.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         For the three and nine months ended September 30, 2008 and 2007


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

The accompanying unaudited financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. Accordingly, these consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Cheviot Financial included in the Annual Report on Form 10-K for the year ended December 31, 2007. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three and nine month periods ended September 30, 2008, are not necessarily indicative of the results which may be expected for the entire year.

2. Principles of Consolidation

The accompanying consolidated financial statements as of and for the three and nine months ended September 30, 2008, include the accounts of the Corporation and its wholly-owned subsidiary, the Savings Bank. All significant intercompany items have been eliminated.

3. Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, scheduled amortization and prepayments of loan principal and mortgage-backed securities, maturities and calls of securities and funds provided by our operations. In addition, we may borrow from the Federal Home Loan Bank of Cincinnati. At September 30, 2008 and December 31, 2007, we had $46.1 million and $28.7 million, respectively, in outstanding borrowings from the Federal Home Loan Bank of Cincinnati and had the capacity to increase such borrowings at those dates by approximately $98.0 million and $109.4 million, respectively.

Loan repayments and maturing securities are a relatively predictable source of funds. However, deposit flows, calls of securities and prepayments of loans and mortgage-backed securities are strongly influenced by interest rates, general and local economic conditions and competition in the marketplace. These factors reduce the predictability of these sources of funds.

                             Cheviot Financial Corp.

         For the three and nine months ended September 30, 2008 and 2007


3. Liquidity and Capital Resources (continued)

Our primary investing activities are the origination of one- to four-family real estate loans, commercial real estate, construction and consumer loans, and, to a lesser extent, the purchase of securities. For the nine months ended September 30, 2008, loan originations totaled $59.5 million, compared to $38.1 million for the nine months ended September 30, 2007.

Total deposits decreased $6.8 million during the nine months ended September 30, 2008. Total deposits increased $9.6 million during the nine months ended September 30, 2007. Deposit flows are affected by the level of interest rates, the interest rates and products offered by competitors and other factors. The significant increase in deposits during the nine months ended September 30, 2008 reflects the addition of a branch location and the total composition of deposits shifting to higher rate certificates of deposit.

The  following  table  sets  forth   information   regarding  the  Corporation's
obligations and commitments to make future payments under contract as of September 30, 2008.

                                                                        Payments due by period
                                                              Less     More than     More than       More
                                                              than        1-3           4-5          than
                                                             1 year      years         years        5 years       Total
                                                                                 (In thousands)

    Contractual obligations:
      Advances from the Federal Home Loan Bank            $      -      $ 12,000    $   3,152    $  30,908     $ 46,060
      Certificates of deposit                               68,392        62,472       10,748            -      141,612

    Amount of loan commitments and expiration per period:
      Commitments to originate one- to four-family
        loans                                                2,757             -            -            -        2,757
      Home equity lines of credit                           11,650             -            -            -       11,650
      Undisbursed loans in process                           4,039             -            -            -        4,039
                                                          --------      --------     --------     --------     --------
         Total contractual obligations                    $ 86,838      $ 74,472     $ 13,900     $ 30,908     $206,118
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

                             Cheviot Financial Corp.

         For the three and nine months ended September 30, 2008 and 2007


3. Liquidity and Capital Resources (continued)

At September 30, 2008 and 2007, we exceeded all of the applicable regulatory capital requirements. Our core (Tier 1) capital was $55.0 million and $52.8 million, or 16.7 % and 16.7% of total assets at September 30, 2008 and 2007. In order to be classified as "well-capitalized" under federal banking regulations, we were required to have core capital of at least $19.7 million, or 6.0% of assets as of September 30, 2008. To be classified as a well-capitalized bank, we must also have a ratio of total risk-based capital to risk-weighted assets of at least 10.0%. At September 30, 2008 and 2007, we had a total risk-based capital ratio of 32.2% and 32.4%, respectively.

4. Earnings Per Share

Basic earnings per share is computed based upon the weighted-average common shares outstanding during the period, less shares in the ESOP that are unallocated and not committed to be released plus shares in the ESOP that have been allocated. The weighted-average common shares outstanding includes 5,455,313 shares held by our mutual holding company. Weighted-average common shares deemed outstanding gives effect to 214,247 and 249,954 unallocated shares held by the ESOP for the three and nine months ended September 30, 2008 and 2007, respectively.

                                                          For the nine months ended         For the three months ended
                                                                September 30,                       September 30,
                                                            2008            2007                 2008           2007

         Weighted-average common shares
           outstanding (basic)                         8,692,243       8,961,216            8,668,352      8,801,564
         Dilutive effect of assumed exercise
           of stock options                               50,176         111,081               54,816        101,865
                                                     -----------     -----------          -----------     ----------
         Weighted-average common shares
           outstanding (diluted)                       8,742,419       9,072,297            8,723,168      8,903,429
                                                       =========       =========            =========      =========

5. Stock Option Plan

On April 26, 2005, the Corporation approved a Stock Incentive Plan that provides for grants of up to 486,018 stock options. During 2008, 2007, 2006 and 2005 approximately 8,060, 6,460, 6,100 and 384,000 option shares were granted subject to five year vesting.

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

                             Cheviot Financial Corp.

         For the three and nine months ended September 30, 2008 and 2007


5. Stock Option Plan (continued)

The Corporation adopted the provisions of SFAS No. 123(R) effective January 1, 2006, using the modified prospective transition method, and therefore has not restated its financial statements for prior periods. Under this method, the Corporation has applied the provisions of SFAS No. 123(R) to new equity-based awards and to equity-based awards modified, repurchased, or cancelled after January 1, 2006. In addition, the Corporation recognizes compensation cost for the portion of equity-based awards for which the requisite service period has not been rendered ("unvested equity-based awards") that are outstanding as of January 1, 2006. The compensation cost recorded for unvested equity-based awards is based on their grant-date fair value. For the nine months ended September 30, 2008, the Corporation recorded $183,000 in after-tax compensation cost for equity-based awards that vested during the nine months ended September 30, 2008. The Corporation has $445,000 unrecognized pre-tax compensation cost related to non-vested equity-based awards granted under its stock incentive plan as of September 30, 2008, which is expected to be recognized over a weighted-average vesting period of approximately 1.8 years.

A summary of the status of the Corporation's stock option plan as of September 30, 2008, and changes during the period then ended is presented below:

                                                                    Nine months ended                   Year ended
                                                                   September 30, 2008                December 31, 2007
                                                                               Weighted-                       Weighted-
                                                                                average                          average
                                                                               exercise                         exercise
                                                                  Shares          price           Shares           price

    Outstanding at beginning of period                            396,220       $ 11.21            389,760     $  11.17
    Granted                                                         8,060          9.03              6,460        13.63
    Exercised                                                           -            -                  -             -
    Forfeited                                                           -            -                  -             -
                                                                  -------       -------            -------     --------
    Outstanding at end of period                                  404,280       $ 11.16            396,220     $  11.21
                                                                  =======       =======            =======     ========
    Options exercisable at period-end                             233,936       $ 11.17            154,692     $  11.16
                                                                  =======       =======            =======     ========

    Fair value of options granted                                               $  1.93                        $   2.77
                                                                                =======                        ========

The following information applies to options outstanding at September 30, 2008:

    Number outstanding                                                   404,280
    Exercise price$9.03 - $13.63
    Weighted-average exercise price                                       $11.16
    Weighted-average remaining contractual life                        6.8 years

The expected term of options is based on evaluations of historical and expected future employee exercise behavior. The risk free interest rate is based upon the U.S. Treasury rates at the date of grant with maturity dates approximately equal to the expected life at grant date. Volatility is based upon the historical volatility of the Corporation's stock.

                             Cheviot Financial Corp.

         For the three and nine months ended September 30, 2008 and 2007

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

                             Cheviot Financial Corp.

         For the three and nine months ended September 30, 2008 and 2007

7. Disclosures About Fair Value of Assets and Liabilities

Effective January 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (FAS 157). FAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. FAS 157 has been applied prospectively as of the beginning of the year.

FAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FAS 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

  Level 1 Quoted prices in active markets for identical assets or liabilities

  Level 2 Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities

 Level 3 Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Fair value methods and assumptions are set forth below for each type of financial instrument.

Securities available for sale

Fair value on available for sale securities were based upon a market approach. Securities which are fixed income instruments that are not quoted on an exchange, but are traded in active markets, are valued using prices obtained from our custodian, which used third party data service providers. Available for sale securities includes U.S. agency securities, municipal bonds and mortgage-backed agency securities.

                                                                             Fair Value Measurements at
                                                                                   September 30, 2008
                                       --------------------------------------------------------------------
                                                              Quoted prices
                                                                 in active       Significant    Significant
                                                                markets for         other          other
                                                                 identical       observable    unobservable
                                                                  assets           inputs         inputs
                                        September 30, 2008       (Level 1)        (Level 2)      (Level 3)
                                        ------------------       ---------        ---------      ---------
      Securities available for sale       $  26,067                             $  26,067



The Corporation is predominately an asset based lender with real estate serving as collateral on a substantial majority of loans. Loans which are deemed to be impaired are primarily valued on a nonrecurring basis at the fair values of the underlying real estate collateral. Such fair values are obtained using independent appraisals, which the Corporation considers to be Level 2 inputs. The aggregate carrying amount of impaired loans at September 30, 2008 was approximately $1.6 million.

                             Cheviot Financial Corp.

         For the three and nine months ended September 30, 2008 and 2007

7. Disclosures About Fair Value of Assets and Liabilities (continued)

FASB Staff Position Number FAS 157-2 delays the implementation of SFAS 157 until the first quarter of 2009 with respect to goodwill, other intangible assets, real estate and other assets acquired through foreclosure and other non-financial assets measured at fair value on a nonrecurring basis.

8. Effects of Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115." This Statement allows companies the choice to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board's long-term measurement objectives for accounting for financial instruments. This Statement became effective as of January 1, 2008 as to the Corporation, and interim periods within those fiscal years. The impact of this new pronouncement was not material to the Corporation's consolidated financial statements.

Securities and Exchange Commission (SEC) Staff Accounting Bulletin No. 109, Written Loan Commitments Recorded at Fair Value Through Earnings (SAB 109) -- In November 2007, SEC SAB 109 was issued. SAB 109 provides the staff's views on the accounting for written loan commitments recorded at fair value. To make the staff's views consistent with Statement No. 156, Accounting for Servicing of Financial Assets, and Statement No. 159, SAB 109 revises and rescinds portions of SAB No. 105, Application of Accounting Principles to Loan Commitments, and requires that the expected net future cash flows related to the associated servicing of a loan should be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. The provisions of SAB 109 are applicable to written loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. The Corporation adopted this Statement with no material impact to the Corporation's consolidated financial statements.

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

Discussion of Financial Condition Changes at December 31, 2007 and at September 30, 2008
--------------------------------------------------------------------------------

Total assets increased $9.8 million, or 3.1%, to $328.8 million at September 30, 2008, from $319.1 million at December 31, 2007. The increase in total assets reflects an increase in loans receivable, which were partially offset by a decrease in cash and cash equivalents, investment securities and mortgage-backed securities.

Cash, federal funds sold and interest-earning deposits decreased $2.0 million, or 21.3%, to $7.4 million at September 30, 2008, from $9.5 million at December 31, 2007. The decrease in cash and cash equivalents at September 30, 2008, was due to a $2.0 million decrease in federal funds sold and a $1.1 million decrease in interest-earning deposits, which was partially offset by a $1.1 million increase in cash and due from banks. Investment securities decreased $2.8 million to $32.4 million at September 30, 2008. At September 30, 2008, $7.0 million of investment securities were classified as held to maturity, while $25.4 million were classified as available for sale.

                             Cheviot Financial Corp.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

Discussion of Financial Condition Changes at December 31, 2007 and at September 30, 2008 (continued)
--------------------------------------------------------------------------------

Mortgage-backed securities decreased $2.4 million, or 23.1%, to $7.9 million at September 30, 2008, from $10.3 million at December 31, 2007. The decrease in mortgage-backed securities was due primarily to principal prepayments and repayments totaling $2.4 million. At September 30, 2008, $7.3 million of mortgage-backed securities were classified as held to maturity, while $675,000 were classified as available for sale. As of September 30, 2008, none of the mortgage-backed securities are considered impaired.

Loans receivable, including loans held for sale, increased $16.8 million, or 6.8%, to $266.6 million at September 30, 2008, from $249.8 million at December 31, 2007. The increase reflects loan originations totaling $59.5 million, partially offset by loan principal repayments of $39.5 million and sales of $2.8 million. The change in the composition of the Corporation's assets reflects management's decision to take advantage of opportunities to obtain a higher rate of return from the origination of loans.

The allowance for loan losses totaled $576,000 and $596,000 at September 30, 2008 and December 31, 2007, respectively. In determining the adequacy of the allowance for loan losses at any point in time, management and the board of directors apply a systematic process focusing on the risk of loss in the portfolio. First, the loan portfolio is segregated by loan types to be evaluated collectively and loan types to be evaluated individually. Delinquent multi-family and commercial loans are evaluated individually for potential impairments in their carrying value. Second, the allowance for loan losses entails utilizing our five year historic loss experience by applying such loss percentage to the loan types to be collectively evaluated in the portfolio. The $413,000 provision for losses on loans during the nine months ended September 30, 2008 is a reflection of these factors, weaker economic conditions in the greater Cincinnati area, and the charge-off of specific loans totaling $433,000. The five year historic loss experience has improved from prior year, which has caused the allowance for loan loss as a percentage of loans to decrease. The analysis of the allowance for loan losses requires an element of judgment and is subject to the possibility that the allowance may need to be increased, with a corresponding reduction in earning. To the best of management's knowledge, all known and inherent losses that are probable and that can be reasonably estimated have been recorded at September 30, 2008.

Non-performing and impaired loans totaled $1.6 million and $660,000 at September 30, 2008 and December 31, 2007, respectively. At September 30, 2008, non-performing and impaired loans were comprised solely of three loans secured by one- to four-family residential real estate and two loans secured by multi-family residential real estate. The allowance for loan losses represented 37.1% and 90.3% of non-performing and impaired loans at September 30, 2008 and December 31, 2007, respectively. Based on individual analyses of these loans, management believes that the Corporation's allowance for loan losses conforms with generally accepted accounting principles based upon the available facts and circumstances, there can be no assurance that additions to the allowance will not be necessary in future periods, which would adversely affect our results of operations.

Deposits decreased $6.8 million, or 3.1%, to $212.7 million at September 30, 2008, from $219.5 million at December 31, 2007. Deposits decreased as a result of the highly competitive rate environment that Cheviot operates in. Cheviot was able to meet liquidity and cash flow needs with increase borrowings from FHLB at lower rates than competitors deposit rates. Advances from the Federal Home Loan Bank of Cincinnati increased by $17.4 million, or 60.7%, to $46.1 million at September 30, 2008, from $28.7 million at December 31, 2007.

Shareholders' equity decreased $529,000, or 0.8%, to $67.4 million at September 30, 2008, from $67.9 million at December 31, 2007. The decrease primarily resulted from the repurchase of our common stock totaling $649,000 and dividends paid of $925,000, which were partially offset by net earnings of $994,000. At September 30, 2008, Cheviot Financial had the ability to purchase an additional 378,509 shares under its announced stock repurchase plan.

                             Cheviot Financial Corp.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

Discussion of Financial Condition Changes at December 31, 2007 and at September 30, 2008 (continued)
--------------------------------------------------------------------------------

Liquidity and Capital Resources

We monitor our liquidity position on a daily basis using reports that recap all deposit activity and loan commitments. A significant portion of our deposit base is made up of time deposits. At September 30, 2008, $68.4 million of time deposits are due to mature within twelve months. The daily deposit activity report allows us to price our time deposits competitively. Because of this and our deposit retention experience, we anticipate that a significant portion of maturing time deposits will be retained.

Borrowings from the Federal Home Loan Bank of Cincinnati increased $17.4 million during the nine months ended September 30, 2008. This increase was used primarily to fund our primary investing activity which is the origination of one- to four-family real estate loans, commercial real estate, construction and consumer loans. We have the ability to increase such borrowings by approximately $98.0 million. The additional borrowings can be used to offset any decrease in customer deposits or to fund loan commitments.

Comparison of Operating Results for the Nine-Month Periods Ended September 30, 2008 and 2007
--------------------------------------------------------------------------------

General

Net earnings for the nine months ended September 30, 2008 totaled $994,000, a $242,000 increase from the $752,000 in net earnings reported for the same period in 2007. The increase in net earnings reflects an increase in net interest income of $793,000 and a decrease of $5,000 in general, administrative and other expenses, which were partially offset by an increase in the provision for losses on loans of $398,000, a decrease in other income of $49,000 and an increase of $109,000 in federal income taxes for the 2008 period.

Net Interest Income

Total interest income increased $250,000, or 1.9%, to $13.5 million for the nine-months ended September 30, 2008, from $13.3 million for the comparable period in 2007. Interest income on loans increased $310,000, or 2.8%, to $11.5 million during the 2008 period from $11.2 million for the 2007 period. This increase was due primarily to a $12.6 million, or 5.2%, increase in the average balance of loans outstanding, which was partially offset by a 14 basis point decrease in the weighted-average yield on loans to 5.94 % for the 2008 period from 6.08% for the nine months ended September 30, 2007.

Interest income on mortgage-backed securities decreased $167,000, or 31.2%, to $369,000 for the nine months ended September 30, 2008, from $536,000 for the same period in 2007, due primarily to a $4.3 million decrease in the average balance of securities outstanding, which was partially offset by a 12 basis point increase in the average yield for the nine months ended September 30, 2008 from the comparable period in 2007. Interest income on investment securities increased $194,000, or 14.0%, to $1.6 million for the nine months ended
September 30, 2008, compared to $1.4 million for the same period in 2007, due primarily to a 50 basis point increase in the average yield to 5.75% in the 2008 period, and an increase of $1.4 million, or 4.1% in the average balance of investment securities outstanding. Interest income on other interest-earning deposits decreased $87,000, or 52.1% to $80,000 for the nine months ended September 30, 2008, as compared to the same period in 2007.

                             Cheviot Financial Corp.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Nine-Month Periods Ended September 30, 2008 and 2007 (continued)
--------------------------------------------------------------------------------

Interest expense decreased $543,000, or 7.8% to $6.5 million for the nine months ended September 30, 2008, from $7.0 million for the same period in 2007. Interest expense on deposits decreased by $695,000, or 11.7%, to $5.3 million for the nine months ended September 30, 2008, from $6.0 million for the same period in 2007 due primarily to a 46 basis point decrease in the weighted average costs of deposits to 3.29% during the 2008 period, which was partially offset by a $1.8 million, or 0.9%, increase in the weighted-average balance outstanding. Interest expense on borrowings increased by $152,000, or 14.2%, due primarily to a $7.5 million, or 25.3%, increase in the average balance outstanding, which was partially offset by a 43 basis point decrease in the average cost of borrowings. The decrease in the average cost of deposits and borrowings reflects lower shorter term interest rates in 2008 as compared to 2007, as actions by the Federal Reserve to reduce shorter term interest rates resulted in a steepening of the yield curve and a reduction of short term and medium term interest rates.

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $793,000, or 12.7%, to $7.0 million for the nine months ended September 30, 2008. The average interest rate spread increased to 2.41% for the nine months ended September 30, 2008 from 2.06% for the nine months ended September 30, 2007. The net interest margin increased to 3.05% for the nine months ended September 30, 2008 from 2.80% for the nine months ended September 30, 2007.

Provision for Losses on Loans

Management recorded a $413,000 provision for losses on loans for the nine months ended September 30, 2008. There was a $15,000 provision for losses on loans for the nine months ended September 30, 2007. The decision to make a larger provision for loan losses during the nine months ended September 30, 2008, as compared to recent periods, reflects the amount necessary to maintain an adequate allowance based on the five year historical loss experience and other external factors. These other external factors, economic conditions and collateral value changes, have had a negative impact on non-owner occupied loans in the portfolio. The $468 million increase in loan portfolio for nine months has also increased the allowance calculation. There can be no assurance that the loan loss allowance will be sufficient to cover losses on non-performing loans in the future, however management believes they have identified all known and inherent losses that are probable and that can be reasonably estimated within the loan portfolio, and that the allowance for loan losses is adequate to absorb such losses.

Other Income

Other income decreased $49,000, or 12.0%, to $362,000 for the nine months ended September 30, 2008, compared to the same period in 2007, due primarily to a decrease in the gain on sale of loans of $14,000, an increase of $45,000 in the loss on sale of real estate acquired through foreclosure, which were partially offset by an increase of $4,000 in other operating income.

General, Administrative and Other Expense

General, administrative and other expense decreased $5,000, or 0.1%, to $5.5 million for the nine months ended September 30, 2008, from $5.5 million for the comparable period in 2007. This decrease is a result of a decrease of $46,000 in employee compensation and benefits, a $37,000 decrease in legal and professional expense, which were partially offset by a $55,000 increase in property payroll and other taxes. The decrease in employee compensation and benefits is a result of the decrease in compensation expense recorded for the fair value of ESOP shares allocated as a result of the decrease in the average stock price and a decrease in the expense related to health insurance costs. The decrease in legal

                             Cheviot Financial Corp.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Nine-Month Periods Ended September 30, 2008 and 2007 (continued)
--------------------------------------------------------------------------------

and professional services was due primarily to expenses incurred for litigation proceedings wherein the Corporation was defending its security interest in collateral during the nine months ended September 30, 2007.

The Corporation reached a settlement regarding this litigation for $50,000 during the prior period, accounting for the majority of the decrease in other operating expense. The increase in property, payroll and other taxes was due primarily to an increase in the Ohio franchise tax. In 2009 we expect our other expense to be affected by higher deposit insurance premiums assessments from the FDIC.

Federal Income Taxes

The provision for federal income taxes increased $109,000, or 31.3%, to $458,000 for the nine months ended September 30, 2008, from $349,000 for the same period in 2007, due primarily to a $351,000, or 31.9%, increase in pre-tax earnings. The effective tax rate was 31.6% and 31.7% for the nine month periods ended September 30, 2008 and 2007. The difference between the Corporation's effective tax rate in the 2008 and 2007 periods and the 34% statutory corporate rate is due primarily to the tax-exempt earnings on bank-owned life insurance, tax-exempt interest on municipal obligations and tax benefits for the contribution to the Cheviot Savings Bank Foundation.

Comparison of Operating Results for the Three-Month Periods Ended September 30, 2008 and 2007
--------------------------------------------------------------------------------

General

Net earnings for the three months ended September 30, 2008 totaled $451,000, a $176,000 increase from the $275,000 net earnings reported in the September 2007 period. The increase in net earnings reflects an increase in net interest income after the provision for losses on loans of $397,000, which was partially offset by a decrease of $7,000 in other income, an increase of $85,000, in general, administrative and other expenses and an increase of $129,000 in federal income taxes for the 2008 quarter.

Net Interest Income

Total interest income increased $55,000, or 1.3%, to $4.6 million for the three-months ended September 30, 2008, from the comparable quarter in 2007. Interest income on loans increased $118,000, or 3.1%, to $3.9 million during the 2008 quarter from $3.8 million for the 2007 quarter. This increase was due primarily to a $17.1 million, or 6.9%, increase in the average balance of loans outstanding, which was partially offset by a 21 basis point decrease in the average yield on loans to 5.92% for the 2008 quarter from 6.13% for the three months ended September 30, 2007.

Interest income on mortgage-backed securities decreased $63,000, or 37.1%, to $107,000 for the three months ended September 30, 2008, from $170,000 for the comparable 2007 quarter, due primarily to a $3.7 million decrease in the average balance of securities outstanding and a 47 basis point decrease in the average yield period to period. Interest income on investment securities increased $29,000, or 5.8%, to $531,000 for the three months ended September 30, 2008, compared to $502,000 for the same quarter in 2007, due primarily to a 61 basis point increase in the average yield to 6.12% in the 2008 quarter, which was partially offset by a decrease of $1.7 million, or 4.8% in the average balance of investment securities outstanding. Interest income on other interest-earning deposits decreased $29,000, or 74.4% to $10,000 for the three months ended September 30, 2008.
                                       19

                             Cheviot Financial Corp.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Three-Month Periods Ended September 30, 2008 and 2007 (continued)
--------------------------------------------------------------------------------

Interest expense decreased $452,000, or 18.5% to $2.0 million for the three months ended September 30, 2008, from $2.4 million for the same quarter in 2007. Interest expense on deposits decreased by $539,000, or 26.3%, to $1.5 million from $2.1 million due primarily to a 101 basis point decrease in the average costs of deposits to 2.89% during the 2008 quarter and a $1.1 million, or 0.6%, decrease in the average balance outstanding. Interest expense on borrowings increased by $87,000, or 22.2%, due primarily to a $13.1 million, or 41.5%, increase in the average balance outstanding, which was partially offset by a 68 basis point decrease in the average cost of borrowings.

As a result of changes in interest income and interest expense, net interest income increased by $507,000, or 24.5%, to $2.6 million for the three months ended September 30, 2008, as compared to the same quarter in 2007. The average interest rate spread increased to 2.76% for the three months ended September 30, 2008 from 2.00% for the three months ended September 30, 2007. The net interest margin increased to 3.33% for the three months ended September 30, 2008 from 2.77% for the three months ended September 30, 2007.

Provision for Losses on Loans

Management recorded a $125,000 provision for losses on loans for the three months ended September 30, 2008. There was a $15,000 provision for losses on loans for the three months ended September 30, 2007. The decision to make a provision for loan losses during the three months ended September 30, 2008 reflects the amount necessary to maintain an adequate allowance based on the five year historical loss experience and other external factors. These external factors, economic conditions and collateral value changes, have had a negative impact on non-owner occupied loans in the portfolio. The $5.4 million increase in loan portfolio for the three months has also increased the allowance calculation. There can be no assurance that the loan loss allowance will be sufficient to cover losses on non-performing loans in the future, however management believes they have identified all known and inherent losses that are probable and that can be reasonably estimated within the loan portfolio, and that the allowance for loan losses is adequate to absorb such losses.

Other Income

Other income decreased $7,000, or 4.6%, to $146,000 for the three months ended September 30, 2008, compared to the same quarter in 2007, due primarily to a decrease in other operating income of $8,000.

General, Administrative and Other Expense

General, administrative and other expense increased $85,000, or 4.7%, to $1.9 million for the three months ended September 30, 2008, from $1.8 million for the comparable quarter in 2007. This increase is a result of an increase of $58,000 in employee compensation and benefits and a $14,000 increase in property, payroll and other taxes. The increase in employee compensation and benefits is due primarily to an increase in the number of employees. The increase in property, payroll and other taxes is due primarily to an increase in Ohio franchise tax.

                             Cheviot Financial Corp.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Three-Month Periods Ended September 30, 2008 and 2007 (continued)
--------------------------------------------------------------------------------

FDIC Premiums

The Federal Deposit Insurance Corporation ("FDIC") imposes an assessment against institutions for deposit insurance. This assessment is based on the risk category of the institution and currently ranges from 5 to 43 basis points of the institution's deposits. Federal law requires that the designated reserve ratio for the deposit insurance fund be established by the FDIC at 1.15% to 1.50% of estimated insured deposits. If this reserve ratio drops below 1.15% or the FDIC expects that it to do so within six months, the FDIC must, within 90 days, establish and implement a plan to restore the designated reserve ratio to 1.15% of estimated insured deposits within five years (absent extraordinary circumstances).

Recent bank failures coupled with deteriorating economic conditions have significantly reduced the deposit insurance fund's reserve ratio. As of June 30, 2008, the designated reserve ratio was 1.01% of estimated insured deposits at March 31, 2008. As a result of this reduced reserve ratio, on October 16, 2008, the FDIC published a proposed rule that would restore the reserve ratios to its required level. The proposed rule would raise the current deposit insurance assessment rates uniformly for all institutions by 7 basis points (to a range from 12 to 50 basis points) for the first quarter of 2009. The proposed rule would also alter the way the FDIC calculates federal deposit insurance assessment rates beginning in the second quarter of 2009 and thereafter.

Under the proposed rule, the FDIC would first establish an institution's initial base assessment rate. This initial base assessment rate would range, depending on the risk category of the institution, from 10 to 45 basis points. The FDIC would then adjust the initial base assessment (higher or lower) to obtain the total base assessment rate. The adjustments to the initial base assessment rate would be based upon an institution's levels of unsecured debt, secured liabilities, and brokered deposits. The total base assessment rate would range from 8 to 77.5 basis points of the institution's deposits. There can be no assurance that the proposed rule will be implemented by the FDIC or implemented in its proposed form.

In addition, the Emergency Economic Stabilization Act of 2008 (EESA) temporarily increased the limit on FDIC insurance coverage for deposits to $250,000 through December 31, 2009, and the FDIC took action to provide coverage for newly-issued senior unsecured debt and non-interest bearing transaction accounts in excess of the $250,000 limit, for which institutions will be assessed additional premiums.

These actions will significantly increase our non-interest expense in 2009 and in future years as long as the increased premiums are in place.

Federal Income Taxes

The provision for federal income taxes increased $129,000, or 100.1%, to $257,000 for the three months ended September 30, 2008, from $128,000 for the same quarter in 2007, due primarily to a $305,000, or 75.7%, increase in pre-tax

                             Cheviot Financial Corp.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Three-Month Periods Ended September 30, 2008 and 2007 (continued)
--------------------------------------------------------------------------------

earnings. The effective tax rate was 36.3% and 31.8% for the three month periods ended September 30, 2008 and 2007, respectively. The difference between the Corporation's effective tax rate in the 2008 and 2007 periods and the 34% statutory corporate rate is due primarily to the tax-exempt earnings on bank-owned life insurance, tax- exempt interest on municipal obligations and tax benefits for the contribution to the Cheviot Savings Bank Foundation.

ITEM 3   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change in the Corporation's market risk since the Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2007. Cheviot maintains its same approach to managing the operation of the Bank and the pricing of its products.


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

                             Cheviot Financial Corp.

                                     PART II

ITEM 1.  Legal Proceedings

               None.

ITEM 1A.       Risk Factors

               The Federal Deposit Insurance Corporation ("FDIC") imposes an assessment against institutions for deposit insurance. This assessment is based on the risk category of the institution and currently ranges from 5 to 43 basis points of the institution's deposits. Federal law requires that the designated reserve ratio for the deposit insurance fund be established by the FDIC at 1.15% to 1.50% of estimated insured deposits. If this reserve ratio drops below 1.15% or the FDIC expects that it to do so within six months, the FDIC must, within 90 days, establish and implement a plan to restore the designated reserve ratio to 1.15% of estimated insured deposits within five years (absent extraordinary circumstances).

               Recent bank failures coupled with deteriorating economic conditions have significantly reduced the deposit insurance fund's reserve ratio. As of June 30, 2008, the designated reserve ratio was 1.01% of estimated insured deposits at March 31, 2008. As a result of this reduced reserve ratio, on October 16, 2008, the FDIC published a proposed rule that would restore the reserve ratios to its required level. The proposed rule would raise the current deposit insurance assessment rates uniformly for all institutions by 7 basis points (to a range from 12 to 50 basis points) for the first quarter of 2009. The proposed rule would also alter the way the FDIC calculates federal deposit insurance assessment rates beginning in the second quarter of 2009 and thereafter.

               Under the proposed rule, the FDIC would first establish an institution's initial base assessment rate. This initial base assessment rate would range, depending on the risk category of the institution, from 10 to 45 basis points. The FDIC would then adjust the initial base assessment (higher or lower) to obtain the total base assessment rate. The adjustments to the initial base assessment rate would be based upon an institution's levels of unsecured debt, secured liabilities, and brokered deposits. The total base assessment rate would range from 8 to 77.5 basis points of the institution's deposits. There can be no assurance that the proposed rule will be implemented by the FDIC or implemented in its proposed form.

               In addition,  the Emergency  Economic  Stabilization  Act of 2008
               (EESA) temporarily increased the limit on FDIC insurance coverage for deposits to $250,000 through December 31, 2009, and the FDIC took action to provide coverage for newly-issued senior unsecured debt and non-interest bearing transaction accounts in excess of the $250,000 limit, for which institutions will be assessed additional premiums.

               These  actions  will  significantly   increase  our  non-interest
               expense in 2009 and in future years as long as the increased premiums are in place.

                             Cheviot Financial Corp.

ITEM 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities
--------------------------------------------------------------------------------

     The Corporation announced a repurchase plan on January 16, 2008 which provides for the repurchase of 5% or 447,584 shares of our common stock. As of September 30, 2008, the Corporation had purchased 69,075 shares pursuant to the program.

                                                                                Total # of
                                                                             shares purchased
                                       Total              Average          as part of publicly
                                    # of shares         price paid           announced plans
      Period                         purchased           per share             or programs
      ------                         ---------           ---------            ------------

      July 1-31, 2008                  4,000               $7.86                  63,575
      August 1-31, 2008                2,500               $8.26                  66,075
      September 1 - 30, 2008           3,000               $8.70                  69,075

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




Date:   November 13, 2008              By:  /s/Thomas J. Linneman
       ---------------------               -------------------------------------
                                           Thomas J. Linneman
                                           President and Chief Executive Officer



Date:   November 13, 2008              By:  /s/Scott T. Smith
       ---------------------               -------------------------------------
                                           Scott T. Smith
                                           Chief Financial Officer
                                       25