Form 10-K
period 2008-12-31
CHEVIOT FINANCIAL CORP
filed 2009-03-18
CIK 1248124

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2008

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐     NO ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price on June 30, 2008, as reported by the Nasdaq Capital Market, was approximately $22.3 million.

As of March 1, 2009, there was issued and outstanding 8,872,504 shares of the Registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE:

          (1) Proxy Statement for the 2009 Annual Meeting of Stockholders of the Registrant (Part III).
          (2) Annual Report to Stockholder (Part II and IV).

2

TABLE OF CONTENTS

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

Recent Market Developments

In response to the financial crises affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions, on October 3, 2008, the Emergency Economic Stabilization Act of 2008 (the “EESA”) was signed into law. Under the EESA, the U.S. Department of the Treasury was given the authority to, among other things, purchase up to $700 billion of securities and certain other financial instruments from financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets.

On October 14, 2008, the Treasury Department announced a Capital Purchase Program under which it would acquire equity investments, usually preferred stock, in banks and thrifts and their holding companies. In conjunction with the purchase of preferred stock, the Treasury Department also received warrants to purchase common stock from participating financial institutions. Participating financial institutions also were required to adopt the Treasury Department’s standards for executive compensation and corporate governance for the period during which the department holds equity issued under the Capital Purchase Program. We have determined that we would not participate in the Capital Purchase Program.

On November 21, 2008, the FDIC adopted a final rule relating to a Temporary Liquidity Guarantee Program, which the FDIC had previously announced as an initiative to counter the system-wide crisis in the nation’s financial sector. Under the Temporary Liquidity Guarantee Program the FDIC will (i) guarantee, through the earlier of maturity or June 30, 2012, certain newly issued senior unsecured debt issued by participating institutions on or after October 14, 2008, and before June 30, 2009 and (ii) provide full FDIC deposit insurance coverage for non-interest bearing transaction deposit accounts, Negotiable Order of Withdrawal (“NOW”) accounts paying less than 0.5% interest per annum and certain other accounts held at participating FDIC-insured institutions through December 31, 2009. Coverage under the Temporary Liquidity Guarantee Program was available for the first 30 days without charge. The fee assessment for coverage of senior unsecured debt ranges from 50 basis points to 100 basis points per annum, depending on the initial maturity of the debt. The fee assessment for deposit insurance coverage is 10 basis points per quarter on amounts in covered accounts exceeding $250,000. We have elected to participate in the FDIC deposit insurance program.

The American Recovery and Reinvestment Act of 2009 (“ARRA”), more commonly known as the economic stimulus or economic recovery package, was signed into law on February 17, 2009, by President Obama. ARRA includes a wide variety of programs intended to stimulate the economy and provide for extensive infrastructure, energy, health, and education needs. In addition, ARRA imposes certain new executive compensation and corporate expenditure limits on all current and future TARP recipients until the recipient has repaid the Treasury, which is now permitted under ARRA without penalty and without the need to raise new capital, subject to the Treasury’s consultation with the recipient’s appropriate regulatory agency.

General

Cheviot Financial Corp.

Following completion of our mutual holding company reorganization and stock offering on January 5, 2004, Cheviot Financial Corp. (the “Company”) became the mid-tier stock holding company for Cheviot Savings Bank. The business of Cheviot Financial Corp. consists of holding all of the outstanding common stock of Cheviot Savings Bank. Cheviot Financial Corp. is chartered under Federal law. As part of our reorganization, we issued a total of 9,918,751 shares of common stock. Our mutual holding company parent, Cheviot Mutual Holding Company, received 5,455,313 of our common shares, and we sold 4,388,438 shares to our depositors and a newly formed Employee Stock Ownership Plan. In addition, 75,000 shares were issued to a charitable foundation formed by Cheviot Savings Bank. Under federal regulations, so long as Cheviot Mutual Holding Company exists, it will own at least 50.1% of the voting stock of Cheviot Financial Corp. At December 31, 2008, Cheviot Financial Corp. had total consolidated assets of $332.0 million, total deposits of $216.0 million, and stockholders’ equity of $68.2 million. Our executive offices are located at 3723 Glenmore Avenue, Cheviot, Ohio 45211, and our telephone number is (513) 661-0457.

Cheviot Savings Bank

Cheviot Savings Bank (the “Bank”) was established in 1911 as an Ohio-chartered savings and loan association. Following our reorganization we became an Ohio-chartered stock savings and loan. Our primary business activity is the origination of one- to four-family real estate loans. To a lesser extent, we originate construction, multi-family, commercial real estate and consumer loans. We also invest in securities, primarily United States Government Agency securities and mortgage-backed securities. At December 31, 2008, the Bank’s tangible core and risk-based capital ratios were 16.8%, 16.8% and 32.5%, levels well in excess of regulatory requirements.

Market Area

We conduct our operations from our executive office in Cheviot, Ohio and six full-service branches, all of which are located in the western section of Hamilton County, Ohio. Cheviot, Ohio is located in Hamilton County and is 10 miles west of downtown Cincinnati. Hamilton County, Ohio represents our primary geographic market area for loans and deposits with our remaining business operations conducted in the larger Cincinnati metropolitan area which includes Warren, Butler and Clermont Counties. We also conduct a moderate level of business in the southeastern Indiana region, primarily in Dearborn, Ripley, Franklin and Ohio Counties. We also originate loans in the Northern Kentucky region secured by properties in Campbell, Kenton and Boone Counties. The local economy is diversified with services, trade and manufacturing employment remaining the most prominent employment sectors in Hamilton County. Hamilton County is a primarily developed and urban county. The employment base is well diversified and there is no dependence on one area of the economy for continued employment. Our future growth opportunities will be influenced by the growth and stability of the regional, state and national economies, other demographic trends and the competitive environment.

Hamilton County and Cincinnati have experienced a declining population since the 1990 census while the other counties in which we conduct business had population growth. The population decline in both Hamilton County and the City of Cincinnati results from the other counties and Northern Kentucky being more successful in attracting new and existing businesses to locate within their areas through economic incentives, including less expensive real estate options for office facilities. Individuals are moving to these other areas to be closer to their place of employment, for newer, less expensive housing and more suburban neighborhoods. Median household and per capita income measures for Hamilton County are above comparable measures for both the United States and Ohio, which we believe indicates the relatively stable and diversified economy in the regional market served by Cheviot Savings Bank. Recent employment trends indicate lower levels of unemployment in Hamilton County compared to national and state-wide unemployment rates. During the current economic times our market area has experienced a decrease in property values and building development.

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

Competition.

We face significant competition within our market both in making loans and attracting deposits. Hamilton County has a high concentration of financial institutions including large money center and regional banks, community banks and credit unions. Some of our competitors offer products and services that we currently do not offer, such as trust services and private banking. Our competition for loans and deposits comes principally from commercial banks, savings institutions, mortgage banking firms, consumer finance companies and credit unions. We face additional competition for deposits from short-term money market funds, brokerage firms, mutual funds and insurance companies. Our primary focus is to build and develop profitable customer relationships across all lines of business while maintaining our position as a community bank.

Lending Activities.

General. Historically, our principal lending activity has been the origination, for retention in our portfolio, of fixed-rate and adjustable-rate mortgage loans collateralized by one- to four-family residential real estate located within our primary market area. We will sell a portion of our fixed-rate loans into the secondary market. We also originate commercial real estate loans, including multi-family residential real estate loans, construction loans, business lines of credit and consumer loans. During the past year our efforts to originate loans have not been affected by the economic downturn. In particular, our level of one- to four- family residential and construction loan originations were significantly higher in 2008 than in 2007. While increasing our lending in these areas, we continue to emphasize conservative and stringent underwriting standards to mitigate against potential losses.

Loan Portfolio Composition. Set forth below is selected information concerning the composition of our loan portfolio in dollar amounts and in percentages as of the dates indicated.

	At December 31,
	2008		2007		2006		2005		2004

	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
One- to four-family residential(1)	$234,822	86.38%	$216,958	84.39%	$209,996	84.06%	$195,059	84.97%	$182,016	86.86%
Multi-family residential	9,385	3.45	10,638	4.14	11,250	4.50	11,144	4.86	9,944	4.75
Construction	11,646	4.28	19,421	7.55	19,022	7.61	12,360	5.38	10,718	5.11
Commercial(2)	15,942	5.87	10,018	3.90	9,466	3.80	10,883	4.74	6,750	3.22
Consumer(3)	48	0.02	66	0.02	82	0.03	110	0.05	133	0.06

Total loans	271,843	100.00%	257,101	100.00%	249,816	100.00%	229,556	100.00%	209,561	100.00%

Less:
Undisbursed portion of loans in process	2,623		6,585		7,646		5,849		4,754
Deferred loan origination fees	28		88		159		188		233
Allowance for loan losses	709		596		833		808		732

Total loans, net	$268,483		$249,832		$241,178		$222,711		$203,842

(1)	Includes home equity lines of credit, loans purchased and loans held for sale.
(2)	Includes land loans.
(3)	Loans secured by deposit accounts.

Loan Maturity Schedule. The following table sets forth certain information as of December 31, 2008, regarding the amount of loans maturing in our portfolio. Demand loans and loans with no stated maturity, are reported as due within one year.

	At December 31, 2008
	Within One Year	One Through Three Years	Three Through Five Years	Five Through Ten Years	Ten Through Twenty Years	Beyond Twenty Years	Total
	(In thousands)
Real estate loans:
One- to four-family real estate	$5,394	$11,756	$13,173	$40,316	$124,865	$39,318	$234,822
Multi-family residential	214	477	552	1,789	6,279	74	9,385
Construction	271	594	675	2,104	6,811	1,191	11,646
Commercial	363	811	938	3,039	10,666	125	15,942
Consumer	48	—	—	—	—	—	48
Total loans	$6,290	$13,638	$15,338	$47,248	$148,621	$40,708	$271,843

Fixed and Adjustable-Rate Loan Schedule. The following table sets forth at December 31, 2008, the dollar amount of all fixed-rate and adjustable-rate mortgage loans and home equity lines of credit due after December 31, 2009.

	Due After December 31, 2009
	Fixed	Floating or Adjustable	Total

Real estate loans:
One- to four-family real estate	$190,425	$39,003	$229,428
Multi-family residential	7,612	1,559	9,171
Construction	11,375	—	11,375
Commercial	12,931	2,648	15,579
Consumer	—	—	—
Total loans	$222,343	$43,210	$265,553

Residential Mortgage Loans. Cheviot Savings Bank originates mortgage loans secured by one- to four-family properties, most of which serve as the primary residence of the owner. As of December 31, 2008, one- to four-family residential mortgage loans totaled $234.8 million, or 86.4% of our total loan portfolio. At December 31, 2008, our one- to four-family residential loan portfolio consisted of 17% in adjustable-rate loans and 83% in fixed-rate loans. Most of our loan originations result from relationships with existing or past customers, members of our local community and referrals from realtors, attorneys and builders.

Our mortgage loans generally, have terms from 15 to 30 years and amortize on a monthly basis with principal and interest due each month. As of December 31, 2008, we offered the following residential mortgage loan products:

●	Fixed-rate loans of various terms;

●	Adjustable-rate loans;

●	Home equity lines of credit;

●	Loans tailored for first time home buyers;

●	Construction/permanent loans; and

●	Short-term (bridge) loans.

Residential real estate loans may remain outstanding for significantly shorter periods than their contractual terms as borrowers refinance or prepay loans at their option without penalty. Our residential mortgage loans customarily contain “due on sale” clauses which permit us to accelerate the indebtedness of the loan upon transfer of ownership in the mortgage property.

We currently sell a portion of our conforming fixed-rate loans in the secondary market and hold the remaining fixed-rate loans and adjustable-rate loans in our portfolio. We lend up to a maximum loan-to-value ratio of 95% on mortgage loans secured by owner-occupied properties, with the condition that private mortgage insurance is required on first mortgage loans with a loan-to-value ratio in excess of 85%. To a lesser extent, we originate non-conforming loans that are tailored to the needs of the local community.

Our adjustable-rate mortgage loans are originated with a maximum term of 30 years. Adjustable-rate loans include loans that provide for an interest rate based on the interest paid on U.S. Treasury Securities of corresponding terms, plus a margin. Our adjustable-rate mortgages include limits on the increase or decrease in the interest rate. The interest rate may increase or decrease by a maximum of 2.0% per adjustment with a ceiling rate over the life of the loan, which generally is 5.0%. We currently offer adjustable-rate loans with initial rates below those which would prevail under the foregoing computations based upon our determination of market factors and competitive rates for adjustable-rate loans in our market. For all adjustable-rate loans, borrowers are qualified at the initial rate and at 2.0% over the initial rate. We do not originate subprime, Alt-A or option arm loans.

The retention of adjustable-rate loans in our portfolio helps reduce exposure to changes in interest rates. However, there are credit risks resulting from potential increased costs to the borrower as a result of rising interest rates. During periods of rising interest rates, the risk of default on adjustable-rate mortgages may increase due to the upward adjustment of interest cost to the borrower. During periods of declining interest rates, our interest income from adjustable rate loans may be significantly decreased.

During the year ended December 31, 2008, we originated $5.4 million in adjustable-rate loans and $52.2 million in fixed-rate loans.

Home equity lines of credit are generally made for owner-occupied homes and are secured by first or second mortgages on residential properties. We are attempting to increase our originations of home equity lines of credit. We generally offer home equity lines of credit with a maximum loan to appraised value ratio of 85% including senior liens on the subject property and with a maximum loan to appraised value of ratio of 80% when the senior lien is held elsewhere. We currently offer these loans for terms of up to 10 years, and with adjustable rates that are tied to the prime rate. At December 31, 2008, home equity lines of credit represented $11.1 million of our one- to four-family residential loans.

Construction Loans. Cheviot Savings Bank originates construction loans for owner-occupied residential real estate, and, to a lesser extent, for commercial builders of residential real estate, improvement to existing structures, new construction for commercial purposes and residential land development.

At December 31, 2008, construction loans represented $11.6 million, or 4.3%, of Cheviot Savings Bank’s total loans. At December 31, 2008, the unadvanced portion of these constructions loans totaled $2.6 million.

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

Multi-Family Loans. At December 31, 2008, $9.4 million, or 3.5%, of our total loan portfolio consisted of loans secured by multi-family real estate. We originate fixed-rate and adjustable rate multi-family real estate loans with amortization schedules of up to 25 years. We generally lend up to 80% of the property’s appraised value. Appraised values are determined by an outside independent appraiser that we designate. In deciding to originate a multi-family loan, we review the creditworthiness of the borrower, the expected cash flows from the property securing the loan, the cash flow requirements of the borrower, the value of the property and the quality of the management involved with the property. We generally obtain the personal guarantee of the principals when originating multi-family real estate loans.

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

Commercial Real Estate Loans. We originate commercial real estate loans to finance the purchase of real property, which generally consists of land and/or developed real estate. In underwriting commercial real estate loans, consideration is given to the property’s historic and projected cash flow, current and projected occupancy, location, physical condition and credit worthiness of the borrower. At December 31, 2008, our commercial real estate portfolio totaled $15.9 million, or 5.9%, of total loans. A majority of our commercial real estate loans are secured by properties in Hamilton County. Our commercial real estate portfolio is diverse as to borrower and property type.

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

Commercial real estate loans generally have a higher rate of interest and shorter term than residential mortgage loans because of increased risks associated with commercial real estate lending. Commercial real estate loans are generally offered at adjustable-rates and fixed-rates with a term generally not exceeding 25 years.

Consumer Loans. On a limited basis, we make loans secured by deposit accounts up to 90% of the amount of the depositor’s collected deposit account balance. At December 31, 2008, these loans totaled $48,000, or .02%, of total loans. Consumer loans are payable upon demand.

Loan Originations, Purchases, Sales and Servicing. While we originate both fixed-rate and adjustable-rate loans, our ability to generate each type of loan depends upon relative borrower demand and the pricing levels as set in the local marketplace by competing banks, thrifts, credit unions, and mortgage banking companies. Our volume of real estate loan originations is influenced significantly by market interest rates, and, accordingly, the volume of our real estate loan originations can vary from period to period. Our volume of commercial real estate lending has decreased in recent years due to our effort to improve asset quality and to emphasize relationship banking. Conversely during the past year, due to market penetration through our branch expansion, our level of one- to four-family and construction loan originations increased.

The following table sets forth the loan origination, sales and repayment activities of Cheviot Savings Bank for the periods indicated.

	For the Year Ended December 31,	For the Year Ended December 31,	For the Year Ended December 31,	For the Year Ended December 31,	For the Year Ended December 31,
	2008	2007	2006	2005	2004
	(In thousands)

Balance outstanding at beginning or period	$249,832	$241,178	$222,711	$203,842	$186,853

Originations, including purchased loans
Real estate loans:
One- to four-family residential(1)	55,126	36,136	46,924	53,174	47,736
Multi-family residential	1,600	200	2,791	2,974	2,406
Construction	12,154	9,259	8,406	7,023	8,886
Commercial(2)	1,116	2,018	1,472	1,310	1,541
Consumer(3)	26	92	448	111	39
Total loan originations	70,022	47,705	60,041	64,592	60,608

Less:
Principal repayments	45,625	34,565	39,175	43,884	40,605
Transfers to real estate acquired through foreclosure	1,294	773	—	201	293
Loans sold in the secondary market(4)	3,836	3,670	2,440	1,595	2,827
Other(5)	616	43	(41)	43	(106)
Total deductions	51,371	39,051	41,574	45,723	43,619
Balance outstanding at end of period	$268,483	$249,832	$241,178	$222,711	$203,842

(1)	Includes home equity lines of credit, loans purchased and loans held for sale.
(2)	Includes land loans.
(3)	Loans secured by deposit accounts.
(4)	Loans sold to the Federal Home Loan Bank of Cincinnati.
(5)	Other items consist of loans in process, deferred loan origination fees, unearned interest and the allowance for loan losses.

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

Loans to One Borrower. State savings and loan institutions are subject to the same loans to one borrower limits as those applicable to national banks, which under current regulations restrict loans to one borrower to an amount equal to 15% of unimpaired equity on an unsecured basis, and an additional amount equal to 10% of unimpaired equity if the loan is secured by readily marketable collateral (generally, financial instruments and bullion, but not real estate). Our loans to one borrower limit under this regulation at December 31, 2008 was $8.4 million. Our policy generally provides that loans to one borrower (or related borrowers) should not exceed $4.0 million (excluding the borrower’s principal residence). However, the board of directors may approve loans in greater amounts and may amend this limitation annually based on the asset growth and capital position of Cheviot Savings Bank.

At December 31, 2008, the largest aggregate credit exposure to one borrower consisted of one loan totaling $5.4 million. This loan was performing in accordance with contractual terms. There were twelve additional credit relationships, including committed amounts, in excess of $1.0 million at December 31, 2008. All of the loans extended under these credit relationships were performing as of December 31, 2008.

Asset Quality.

General. One of our key operating objectives has been, and continues to be, to maintain a high asset quality. Our high proportion of one- to four-family mortgage loans, our maintenance of sound credit standards for new loan originations and our loan administration procedures have resulted in our impaired and non-performing loans totaling to $1.8 million, or .7% of net loans at December 31, 2008. During 2008, we addressed the consequences of a weakening national and local economy by adhering to our conservative underwriting standards and limiting our exposure on one-to four-family residential investment properties.

Collection Procedures. When a borrower fails to make required payments on a loan, we take a number of steps to induce the borrower to cure the delinquency and restore the loan to a current status. Cheviot Savings Bank has implemented certain loan tracking policies and collection procedures to ensure effective management of classified assets. Cheviot Savings Bank generally sends a written notice of non-payment to its borrower after a loan is first past due. If payment has not been received within a reasonable time period, personal contact efforts are attempted by telephone or by letter. If no payment is received the following month, a letter stating that the borrower is two months behind is mailed indicating that the borrower needs to contact our collections department, and make payment arrangements. If the borrower has missed two consecutive payments, a demand letter will be sent by certified mail. On all accounts that are not current ten days after the completion of the last step set forth above our collection manager or staff member contacts the borrower by phone at their home and if necessary, at their place of employment in order to establish communications with the borrower concerning the delinquency and to try to establish a meeting with the borrower to determine what steps are needed to bring the borrower to a current status. If contact with the borrower by telephone is unsuccessful and the loan becomes 60 days delinquent Cheviot Savings Bank sends a letter stating its intention to begin foreclosure procedures. If no satisfactory agreement has been reached with the borrower within 15 days after the foreclosure intention letter, the Board of Directors will consider the status of the delinquency and may authorize Cheviot Savings Bank’s attorney to send a letter to the borrower advising the borrower that foreclosure proceedings will be initiated and setting forth the conditions which could forestall the foreclosure. In selected cases, Cheviot Savings Bank may make an economic decision to forego foreclosure and work with the borrower to bring the loan current. Repayment schedules may be entered into with chronically delinquent borrowers if management determines this resolution is more advantageous to Cheviot Savings Bank.

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

Cheviot Savings Bank has implemented several credit risk measures in the loan origination process that have served to reduce potential losses. Cheviot Savings Bank also seeks to limit loan portfolio credit risk by originating in the local market generally one- to four-family permanent mortgage loans with a loan-to-value of 85% or less, and one and two family owner-occupied residential mortgage loans with a loan-to-value of 85%, with private mortgage insurance, required on first mortgage loans with loan-to-value of greater than 85%. Cheviot Savings Bank consistently observed conservative loan underwriting guidelines and makes exceptions in originating such loans only if there are sound reasons for such exceptions.

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

Marketing real estate owned generally involves listing the property for sale. Cheviot Savings Bank maintains the real estate acquired through foreclosure in good condition to enhance its marketability. As of December 31, 2008, we held ten properties classified as real estate owned totaling $1.1 million. These properties are insured by the Bank. The Bank takes actions to ensure that the property does not deteriorate due to neglect while held as real estate owned. New appraisals are ordered at the time the Bank takes ownership of the property. We then work with preapproved real estate agents to sell the property.

Delinquent Loans and Non-performing Loans and Assets. Our policies require that the collection manager monitor the status of the loan portfolios and report to the Board on a monthly basis. These reports include information on delinquent loans, criticized and classified assets, foreclosed real estate and our plans to cure the delinquent status of the loans.

It is Cheviot Savings Bank’s policy to underwrite single-family residential loans up to a 95% loan-to-value ratio and all other loans (multi-family, construction, commercial and consumer) on no more than an 80% loan-to-value ratio. It has been the Bank’s experience that interest on delinquent loans is generally recovered in ultimate settlement of the loan due to this conservative underwriting policy. We generally stop accruing interest on our one-to four-family residential, construction and commercial loans when interest or principal payments are 150 days in arrears. Consumer loans are comprised exclusively of loans secured by deposits with Cheviot Savings Bank. Such loans are placed on non-accrual status should they become 90 days delinquent. The Bank will stop accruing interest earlier when the timely collectibility of such interest or principal is doubtful.

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

The following table sets forth certain information regarding delinquencies in our loan portfolio as of December 31, 2008.

	At December 31, 2008
	30-59 Days Delinquent		60-89 Days Delinquent		90 or More Days Delinquent
	Amount	Percent of Net Loans	Amount	Percent of Net Loans	Amount	Percent of Net Loans
	(Dollars in thousands)
Real Estate Loans:
One- to four-family residential(1)	$388	0.14%	$488	0.18%	$856	0.32%
Multi-family residential	—	—	—	—	1,194	0.44
Construction	—	—	—	—	—	—
Commercial(2)	—	—	436	0.15	—	—
Consumer(3)	―	—	—	—	—	—
Total delinquent loans	$388	0.14%	$924	0.33%	$2,050	0.76%

At December 31, 2007
	30-59 Days Delinquent		60-89 Days Delinquent		90 or More Days Delinquent
	Amount	Percent of Net Loans	Amount	Percent of Net Loans	Amount	Percent of Net Loans
(Dollars in thousands)
Real Estate Loans:
One- to four-family residential(1)	$171	0.07%	$130	0.05%	$1,601	0.64%
Multi-family residential	―	―	―	―	―	―
Construction	―	―	―	―	―	―
Commercial(2)	―	―	―	―	―	―
Consumer(3)	―	―	―	―	―	―
Total delinquent loans	$171	0.07%	$130	0.05%	$1,601	0.64%

At December 31, 2006
	30-59 Days Delinquent		60-89 Days Delinquent		90 or More Days Delinquent
	Amount	Percent of Net Loans	Amount	Percent of Net Loans	Amount	Percent of Net Loans
(Dollars in thousands)
Real Estate Loans:
One- to four-family residential(1)	$506	0.21%	$265	0.11%	$468	0.19%
Multi-family residential	―	―	―	―	―	―
Construction	―	―	―	―	―	―
Commercial(2)	―	―	―	―	―	―
Consumer(3)	―	―	―	―	―	―
Total delinquent loans	$506	0.21%	$265	0.11%	$468	0.19%

	At December 31, 2005
	30-59 Days Delinquent		60-89 Days Delinquent		90 or More Days Delinquent
	Amount	Percent of Net Loans	Amount	Percent of Net Loans	Amount	Percent of Net Loans
	(Dollars in thousands)
Real Estate Loans:
One- to four-family residential(1)	$367	0.16%	$299	0.13%	$15	0.01%
Multi-family residential	―	―	―	―	134	0.06
Construction	―	―	―	―	―	―
Commercial(2)	―	―	―	―	―	―
Consumer(3)	―	―	―	―	―	―
Total delinquent loans	$367	0.16%	$299	0.13%	$149	0.07%

(1)	Includes home equity lines of credit, loans purchased and loans held for sale.
(2)	Includes loans secured by land.
(3)	Loans secured by deposit accounts.

The following table sets forth information regarding impaired and non-performing loans and assets.

	At December 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands)
Non-accrual real estate loans:
One- to four-family residential(1)	$652	$660	$269	$—	$96
Multi-family residential	1,194	—	—	134	—
Construction	—	—	—	—	—
Commercial(2)	—	—	—	—	94
Consumer(3)	—	—	—	—	—
Total non-accruing loans(4)	1,846	660	269	134	190
Impaired loans	—	—	12	15	33
Accruing loans delinquent 90 days or more	204	—	—	—	28
Total non-performing loans	2,050	660	281	149	251
Real estate acquired through foreclosure	1,064	625	—	89	90
Total non-performing assets	$3,114	$1,285	$281	$238	$341

Non-performing assets to total assets	0.94%	0.40%	0.09%	0.08%	0.12%
Non-performing loans to net loans	0.75%	0.26%	0.12%	0.07%	0.12%

(1)	Includes home equity lines of credit, loans purchased and loans held for sale.
(2)	Includes loans secured by land.
(3)	Loans secured by deposit accounts.
(4)
For the year ended December 31, 2008, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $126,000. $26,000 in interest income was recorded on such loans during the year ended December 31, 2008.

Non-performing and impaired loans totaled $2.1 million at December 31, 2008.

Our loan review procedures are performed quarterly. With respect to multi-family and commercial loans, we consider a loan impaired when, based on current information and events, it is probable, that we will be unable to collect all amounts due according to the loan’s contractual terms.

We review multi-family and commercial loans in amounts greater than $250,000 for impairment. These loans are individually assessed to determine whether the loan’s carrying value is in excess of the fair value of the collateral or the present value of the loan’s expected cash flows. Smaller balance homogenous loans that are collectively evaluated for impairment, such as residential mortgage loans and consumer loans, are specifically excluded from individual impairment review.

Classified Assets. Federal regulations require that each insured savings institution classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, federal examiners have authority to identify problem assets and, if appropriate, classify them. There are three classifications for problem assets: “substandard,” “doubtful” and “loss.” Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a higher possibility of loss. An asset classified as a loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. Another category designated “special mention” also may be established and maintained for assets which do not currently expose an insured institution to a sufficient degree of risk to warrant classification as substandard, doubtful or loss. If a classified asset is deemed to be impaired with measurement of loss, Cheviot Savings Bank will establish a charge-off of the loan pursuant to SFAS No. 114. The following table sets forth information regarding classified assets as of December 31, 2008 and 2007.

	At December 31,
	2008	2007	2006
	(In thousands)
Classification of Assets:
Special Mention	$—	$—	$—
Substandard	3,281	1,964	1,192
Doubtful	—	—	—
Loss	—	—	—
Total	$3,281	$1,964	$1,192

General loss allowances established to cover inherent, but unconfirmed losses in the portfolio may be included in determining an institution’s regulatory capital. Federal examiners may disagree with an insured institution’s classifications and amounts reserved.

Allowance for Loan Losses. We maintain the allowance through provisions for loan losses that we charge to income. We charge losses on loans against the allowance for loan losses when we believe the collection of loan principal is unlikely. Recoveries on loans charged-off are restored to the allowance for loan losses. The allowance for loan losses is maintained at a level believed, to the best of management’s knowledge, to cover all known and inherent losses in the portfolio both probable and reasonable to estimate at each reporting date. The level of allowance for loan losses is based on management’s periodic review of the collectibility of the loans principally in light of our historical experience, augmented by the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and current and anticipated economic conditions in the primary lending area. We evaluate our allowance for loan losses quarterly. We have increased the external factors in the calculation during the year as a result of the weakening economy and changes to collateral values. We will continue to monitor all items involved in the allowance calculation closely.

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

At December 31, 2008 and 2007, our allowance for loan losses was $709,000 and $596,000, respectively. Our ratio of the allowance for loan losses as a percentage of net loans receivable was 0.26% and 0.24% at December 31, 2008 and 2007.

The following table sets forth the analysis of the activity in the allowance for loan losses for the periods indicated:

	At or For the Year Ended December 31,	At or For the Year Ended December 31,	At or For the Year Ended December 31,	At or For the Year Ended December 31,	At or For the Year Ended December 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands)
Balance at beginning of year	$596	$833	$808	$732	$768

Charge offs:
One- to four-family residential(1)	(488)	(353)	—	(21)	—
Multi-family residential	—	—	—	—	(36)
Construction	—	—	—	—	—
Commercial(2)	(84)	—	—	—	—
Consumer(3)	—	—	—	—	—
Total charge-offs	(572)	(353)	—	(21)	(36)

Recoveries:
One- to four-family residential(1)	17	—	—	—	—
Multi-family residential	—	—	—	—	—
Construction	—	—	—	—	—
Commercial(2)	—	—	—	—	—
Consumer(3)	—	—	—	—	—
Total recoveries	17	—	—	—	—

Net charge-offs	(555)	(353)	—	(21)	(36)

Provision for losses on loans	668	116	25	97	—

Balance at end of year	$709	$596	$833	$808	$732

Total loans receivable, net (1)	$268,483	$249,832	$241,178	$222,771	$203,842

Average loans receivable outstanding (1)	$260,708	$246,335	$233,331	$211,736	$197,000

Allowance for loan losses as a percent of net loans receivable	0.26%	0.24%	0.35%	0.36%	0.36%

Net loans charged off as a percent of average loans outstanding	0.22%	0.14%	0.00%	0.01%	0.02%

(1)	Includes home equity lines of credit, loans purchased and loans held for sale.
(2)	Includes loans secured by land.
(3)	Loans secured by deposit.

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

	At December 31,
	2008			2007
	Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Loan Category
Allocated:
Real estate - mortgage
One-to four-family residential(1)	$604	$234,822	86.38%	$320	$216,958	84.39%
Multi-family residential	22	9,385	3.45	20	10,638	4.14
Construction	53	11,646	4.28	7	19,421	7.55
Commercial(2)	30	15,942	5.87	249	10,018	3.90
Consumer(3)	—	48	0.02	—	66	0.02

Total	$709	$271,843	100.00%	$596	$257,101	100.00%

	At December 31,
	2006			2005
	Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Loan Category
Allocated:
Real estate - mortgage
One-to four-family residential(1)	$318	$209,996	84.06%	$200	$195,059	84.97%
Multi-family residential	236	11,250	4.50	275	11,144	4.86
Construction	4	19,022	7.61	5	12,360	5.38
Commercial(2)	275	9,466	3.80	328	10,883	4.74
Consumer(3)	—	82	0.03	—	110	0.05

Total	$833	$249,816	100.00%	$808	$229,556	100.00%

	At December 31,
	2004
	Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Loan Category
Allocated:
Real estate - mortgage
One-to four-family residential(1)	$353	$182,016	86.86%
Multi-family residential	166	9,944	4.75
Construction	22	10,718	5.11
Commercial(2)	191	6,750	3.22
Consumer(3)	—	133	0.06

Total	$732	$209,561	100.00%

(1)	Includes home equity lines of credit, loans purchased and loans held for sale.
(2)	Includes loans secured by land.
(3)	Loans secured by deposit accounts.

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

We account for investment and mortgage-backed securities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115 “Accounting for Certain Investments in Debt and Equity Securities.” SFAS No. 115 requires that investments be categorized as held-to maturity, trading, or available for sale. Securities classified as held to maturity are carried at cost only if we have the positive intent and ability to hold these securities to maturity. Trading securities and securities available for sale are carried at fair value with resulting unrealized gains or losses recorded to operations or shareholders’ equity, respectively. During 2008, we purchased nine investment securities that were designated as available for sale. During 2007, we purchased six investment securities that were designated as available for sale. During 2006, we purchased ten investment securities that were designated as held to maturity. All other investment and mortgage-backed securities purchases have been designated as held-to-maturity. Realized gains or losses on sales of securities are recognized using the specific identification method.

Our current policies generally limit securities investments to U.S. Government, agency and sponsored entity securities and municipal bonds. The policy also permits investments in mortgage-backed securities guaranteed by the Federal National Mortgage Association, (FNMA) the Federal Home Loan Mortgage Corporation (FHLMC) and the Government National Mortgage Corporation (GNMA). Our investment in municipal obligations mature in more than five years. The majority of our investment in U.S. Government and agency obligations are scheduled to mature within fifteen years.

Our current investment strategy uses a risk management approach of diversified investing in fixed-rate securities with short- to intermediate-term maturities, as well as adjustable-rate securities, which may have a longer term to maturity. The emphasis of this approach is to increase overall securities yields while managing interest rate risk. To accomplish these objectives, we focus on investments in mortgage-backed securities with short term maturities, and U.S. government and agency obligations and municipal obligations with maturities in excess of 10 years. We monitor our investment portfolio for losses that may be considered other than temporary. At December 31, 2008, all unrealized losses on securities are viewed by management to be temporary. At December 31, 2008, the amortized cost of our investment and mortgage-backed securities portfolio was $38.7 million, while the estimated fair value was $38.5 million.

Amortized Cost and Estimated Fair Value of Securities. The following tables’ sets forth certain information regarding the amortized cost and estimated fair values of our securities as of the dates indicated.

	At December 31,
	2008		2007		2006
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(In thousands)
Investment securities held to maturity:
U.S. Government and agency securities	$7,000	$7,074	$23,000	$23,086	$24,999	$24,637
Municipal obligations			—	—	100	102
Total investment securities held to maturity	7,000	7,074	23,000	23,086	25,099	24,739
Mortgage-backed securities held to maturity:
FHLMC	683	683	802	809	924	923
FNMA	757	752	930	934	1,097	1,103
GNMA	5,475	5,395	7,768	7,834	12,216	12,225

Total mortgage-backed securities held to maturity	6,915	6,830	9,500	9,577	14,237	14,251
Total investments and mortgage-backed securities held to maturity	13,915	13,904	32,500	32,663	39,336	38,990

Investment securities available for sale:
U.S. Government and agency securities	$21,995	$22,012	$10,001	$10,088	$6,998	$6,982
Municipal obligations	2,110	1,897	2,110	2,090	2,094	2,103
Total investment securities available for sale	24,105	23,909	12,111	12,178	9,092	9,085

Mortgage-backed securities available for sale:
GNMA	666	648	811	814	1,048	1,042
Total investment and mortgage-backed securities available for sale	24,771	24,557	12,922	12,992	10,140	10,127

Total investment and mortgage-backed securities	$38,686	$38,461	$45,422	$45,655	$49,476	$49,117

The following table sets forth certain information regarding the carrying value, weighted average yields and contractual maturities of our securities portfolio as of December 31, 2008. Adjustable-rate mortgage-backed securities are included in the period in which interest rates are next scheduled to adjust.

	At December 31, 2008
	One Year or Less		More Than One Year through Five Years		More Than Five Years through Ten Years		More Than Ten Years		Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Estimated Fair Value	Weighted Average Yield
	(Dollars in thousands)
Investment securities held to maturity:
U.S. Government and agency obligations	$7,000	4.50%	—	—%	$—	—%	$—	—%	$7,000	$7,074	4.50%
Municipal obligations	—	—	—	—	—	—	—	—	—	—	—
Total investment securities held to maturity	7,000	4.50	—	—	—	—	—	—	7,000	7,074	4.50
						—		—
Mortgage-backed securities held to maturity:						—		—
FHLMA	683	4.92	—	—	—	—	—	—	683	683	4.92
FNMA	757	4.66	—	—	—	—	—	—	757	752	4.66
GNMA	5,475	5.07	—	—	—	—	—	—	5,475	5,395	5.07
Total mortgage backed securities held to maturity	6,915	5.01	—	—	—	—	—	—	6,915	6,830	5.01

Investment securities available for sale:
U.S. Government and agency obligations	—	—	—	—	—	—	21,995	5.61	21,995	22,012	5.61
Municipal obligations	—	—	—	—	565	4.40	1,545	4.16	2,110	1,897	4.23
Total investment securities available for sale	—	—	—	—	565	4.40	23,540	5.51	24,105	23,909	5.49
Mortgage-backed securities available for sale:
GNMA	666	4.63	—	—	—	—			666	648	4.63
Total investment and mortgage-backed securities	$14,581	4.75%	—	—%	$565	4.40%	$23,540	5.51%	$38,686	$38,461	5.21%

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

Savings, NOW and money market rates are generally determined monthly by the board of directors. Certificates of deposit rates are generally determined weekly by the Savings Bank’s President. When we determine our deposit rates, we consider liquidity needs, local competition, FHLB advance rates and rates charged on other sources of funds. Core deposits, defined as savings accounts, money market accounts and demand deposit accounts, represented 34.4% and 29.1% of total deposits at December 31, 2008 and 2007. At December 31, 2008 and 2007, certificates of deposit with remaining terms to maturity of less than one year amounted to $104.9 million and $129.0 million, respectively.

The following tables set forth the various types of deposit accounts offered by us at the dates indicated.

	At December 31,
	2008			2007			2006
	Amount	Percent	Weighted Average Rate	Amount	Percent	Weighted Average Rate	Amount	Percent	Weighted Average Rate
	(Dollars in thousands)
NOW accounts	$18,940	8.77%	0.49%	$15,830	7.21%	0.67%	$13,993	6.81%	0.56%
Passbook accounts	14,405	6.67	0.34	14,938	6.80	0.99	16,970	8.26	1.02
Money market demand deposits	41,069	19.01	1.52	33,069	15.06	2.23	34,952	17.01	2.15
Total demand, transaction and Passbook deposits	74,414	34.44	1.03	63,837	29.07	1.55	65,915	32.08	1.40

Certificates of deposit
Due within one year	104,868	48.54	2.82	128,962	58.75	4.72	116,963	56.93	4.86
Over 1 year through 3 years	23,193	10.74	3.53	26,559	12.10	4.81	22,054	10.74	4.25
Over 3 years	13,573	6.28	4.45	168	0.08	4.31	518	0.25	4.14
Total certificates of deposit	141,634	65.56	3.45	155,689	70.93	4.73	139,535	67.92	3.43

Total	$216,048	100.00%	2.62%	$219,526	100.00%	3.81%	$205,450	100.00%	3.72%

          The following table presents our deposit activity for the years indicated.

	For the Year Ended December 31,	For the Year Ended December 31,	For the Year Ended December 31,
	2008	2007	2006
	(In thousands)
Net deposits (withdrawals)	$(10,205)	$6,010	$17,907
Interest credited on deposit account	6,727	8,066	6,305
Total increase (decrease) in deposit accounts	$(3,478)	$14,076	$24,212

Maturities of Certificates of Deposit Accounts. The following table sets forth the amount and maturities of certificates of deposit accounts at the dates indicated.

	At December 31, 2008
	Less than Six Months	Six Months to One Year	Over One Year to Three Years	Over Three Years	Total	Percent of Total
	(Dollars in thousands)
2.00% and below	$772	$—	$—	$—	$772	0.55%
2.01% to 3.00%	32,476	1,900	1,614	—	35,990	25.41
3.01% to 4.00%	12,406	39,259	15,791	3,620	71,076	50.18
4.01% to 5.00%	8,557	7,643	5,410	8,944	30,554	21.57
5.01% to 6.00%	1,291	564	378	1,009	3,242	2.29
Total	$55,502	$49,366	$23,193	$13,573	$141,634	100.00%

As of December 31, 2008, the aggregate amount of outstanding certificates of deposit at Cheviot Savings Bank in amounts greater than or equal to $100,000, was approximately $28.2 million. The following table presents the maturity of these certificates of deposit at such date.

At December 31, 2008
Maturity Period	Amount
(In thousands)
Less than three months	$6,529
Three to six months	4,578
Six months to one year	9,470
Over one year to three years	6,184
Over three years	1,414
Total	$28,175

Borrowed Funds. As a member of the FHLB of Cincinnati, Cheviot Savings Bank is eligible to obtain advances upon the security of the FHLB common stock owned and certain residential mortgage loans, provided certain standards related to credit-worthiness have been met. FHLB advances are available pursuant to several credit programs, each of which has its own interest rate and range of maturities.

	For the Year Ended December 31,	For the Year Ended December 31,	For the Year Ended December 31,
	2008	2007	2006
	(Dollars in thousands)
FHLB Advances:
Maximum month end-end balance	$46,528	$34,088	$35,128
Balance at the end of year	$44,604	$28,665	$29,236
Average balance	$39,257	$29,630	$30,848

Weighted average interest rate at the end of year	4.29%	4.83%	4.77%
Weighted average interest rate during year	4.38%	4.84%	4.79%

REGULATION

Regulation

Loans-to-One-Borrower. Federal savings banks generally may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and unimpaired surplus. An additional amount may be lent, equal to 10% of unimpaired capital and unimpaired surplus, if the loan is secured by readily marketable collateral, which is defined to include certain securities and bullion, but generally does not include real estate. As of December 31, 2008, we were in compliance with our loans-to-one-borrower limitations.

Qualified Thrift Lender Test. As a federal savings bank, we are required to satisfy a qualified thrift lender test whereby we must maintain at least 65% of our “portfolio assets” in “qualified thrift investments.” These consist primarily of residential mortgages and related investments, including mortgage-backed and related securities. “Portfolio assets” generally means total assets less specified liquid assets up to 20% of total assets, goodwill and other intangible assets, and the value of property used to conduct business. A savings bank that fails the qualified thrift lender test must either convert to a commercial bank charter or operate under specified restrictions. As of December 31, 2008, we maintained 91.9% of our portfolio assets in qualified thrift investments and, therefore, we met the qualified thrift lender test.

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

Our authority to extend credit to executive officers, directors and 10% or greater stockholders, as well as entities controlled by these persons, is governed by Sections 22(g) and 22(h) of the Federal Reserve Act and its implementing regulation, Regulation O. Among other things, these regulations generally require these loans to be made on terms substantially the same as those offered to unaffiliated individuals and do not involve more than the normal risk of repayment. However, executive officers and directors may receive beneficial treatment available on a bank-wide basis to all participating employees. Regulation O also places individual and aggregate limits on the amount of loans we may make to these persons based, in part, on our capital position, and requires that prior approval procedures be followed. At December 31, 2008, we were in compliance with these regulations.

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

The capital regulations also incorporate an interest rate risk component. Savings institutions with “above normal” interest rate risk exposure are subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. For the present time, the Office of Thrift Supervision has deferred implementation of the interest rate risk capital charge. At December 31, 2008, Cheviot Savings Bank met each of its capital requirements.

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

Insurance of Deposit Accounts

Our deposit accounts are insured by the Federal Deposit Insurance Corporation, generally up to a maximum of $100,000 per separately insured depositor and up to a maximum of $250,000 for self-directed retirement accounts. However, pursuant to its statutory authority, the Board of the Federal Deposit Insurance Corporation recently increased the deposit insurance available on deposit accounts to $250,000 effective until December 31, 2009. Congress recently proposed legislation to make the $250,000 deposit insurance limit permanent. Our deposits are subject to Federal Deposit Insurance Corporation deposit insurance assessments. The Federal Deposit Insurance Corporation has adopted a risk-based system for determining deposit insurance assessments.

The Federal Deposit Insurance Corporation imposes an assessment against institutions for deposit insurance. This assessment is based on the risk category of the institution and ranges from 5 to 43 basis points of the institution’s deposits.

On December 22, 2008, the FDIC published a final rule raising the current deposit insurance assessment rates uniformly for all institutions by 7 basis points (to a range from 12 to 50 basis points) for the first quarter of 2009. However, the FDIC approved an extension of the comment period on the parts of the proposed rulemaking that would become effective on April 1, 2009. The FDIC expects to issue a second final rule early in 2009, to be effective April 1, 2009, to change the way that the FDIC’s assessment system differentiates for risk and to set new assessment rates beginning with the second quarter of 2009.

On December 22, 2008, the Federal Deposit Insurance Corporation published a final rule raising the current deposit insurance assessment rates uniformly for all institutions by 7 basis points (to a range from 12 to 50 basis points) for the first quarter of 2009, and thereafter. However, the FDIC approved an extension of the comment period on the parts of the proposed rulemaking that would become effective on April 1, 2009. The FDIC expects to issue a second final rule early in 2009, to be effective April 1, 2009, to change the way that the FDIC’s assessment system differentiates for risk and to set new assessment rates beginning with the second quarter of 2009.

On March 2, 2009, the FDIC announced an interim rule approving a special assessment of 20 basis points for the June 30, 2009 quarter to be paid September 30, 2009. Comments on this interim rule are due by Aril 2, 2009. If the rule stands as currently published, assuming the company’s risk category dose not change and the deposit base remains relatively stable, we estimate the total FDIC premium expense incurred during 2009 to be approximately $650,000. The FDIC has indicated that it would reduce the special assessment to 10 basis points in the event Congress provides the FDIC with greater borrowing authority.

In addition to the Federal Deposit Insurance Corporation assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the Federal Deposit Insurance Corporation, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. For the quarter ended September 30, 2008, the annualized FICO assessment was equal to 1.12 basis points for each $100 in domestic deposits maintained at an institution.

In October 2008, the FDIC announced the Temporary Liquidity Guarantee Program, under which any participating depository institution would be able to provide full deposit insurance coverage for non-interest bearing transaction accounts, regardless of the dollar amount. Under the program, effective November 14, 2008, insured depository institutions that have not opted out of the FDIC Temporary Liquidity Guarantee Program will be subject to a 0.10% surcharge applied to non-interest bearing transaction deposit account balances in excess of $250,000, which surcharge will be added to the institution’s existing risk-based deposit insurance assessments. We have chosen to not participate in the FDIC Temporary Liquidity Guaranty Program.

Federal Home Loan Bank System

We are a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank System provides a central credit facility primarily for member institutions. As a member of the Federal Home Loan Bank of Cincinnati we are required to acquire and hold shares of capital stock in the Federal Home Loan Bank in an amount equal to at least 1% of the aggregate principal amount of our unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of our borrowings from the Federal Home Loan Bank, whichever is greater. As of December 31, 2008, we were in compliance with this requirement. The Federal Home Loan Banks are required to provide funds for the resolution of insolvent thrifts and to contribute funds for affordable housing programs. These requirements could reduce the amount of dividends that the Federal Home Loan Banks pay to their members and could also result in the Federal Home Loan Banks imposing a higher rate of interest on advances to their members.

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

Emergency Economic Stabilization Act of 2008

On October 3, 2008, the Emergency Economic Stabilization Act of 2008 was enacted that provides the U.S. Secretary of the Treasury with broad authority to implement certain actions to help restore stability and liquidity to U.S. markets. One of the provisions resulting from the legislation is the Treasury Capital Purchase Program (“CPP”), which provides direct equity investment in perpetual preferred stock (or, in the case of S-corporations, investment in debt securities) by the U.S. Treasury Department in qualified financial institutions. The program is voluntary and requires an institution to comply with a number of restrictions and provisions, including limits on executive compensation, stock redemptions and declaration of dividends. The CPP provides for a minimum investment of one percent of total risk-weighted assets and a maximum investment equal to the lesser of three percent of total risk-weighted assets or $25 billion. Participation in the program is not automatic and is subject to approval by the U.S. Treasury Department. The Company has determined not to participate in the CPP.

TAXATION

Federal Taxation

For federal income tax purposes, Cheviot Financial Corp. and Cheviot Savings Bank file a consolidated federal income tax returns on a calendar year basis using the accrual method of accounting.

As a result of the enactment of the Small Business Job Protection Act of 1996, all savings banks and savings associations may convert to a commercial bank charter, diversify their lending, or merge into a commercial bank without having to recapture any of their pre-1988 tax bad debt reserve accumulations. However, transactions which would require recapture of the pre-1988 tax bad debt reserve include redemption of Cheviot Savings Bank’s stock, payment of dividends or distributions in excess of earnings and profits, or failure by the institution to qualify as a bank for federal income tax purposes. At December 31, 2008, Cheviot Savings Bank had pre-1988 bad debt reserves totaling approximately $3.0 million. A deferred tax liability has not been provided on this amount as management does not intend to make distributions, redeem stock or fail certain bank tests that would result in recapture of the reserve.

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

MANAGEMENT

Executive Officers of Cheviot Financial Corp.

The following individuals hold the following executive officer positions with Cheviot Financial Corp.

Name	Age	Position

Thomas J. Linneman	55	President and Chief Executive Officer
Scott T. Smith	39	Chief Financial Officer

Availability of Annual Report on Form 10-K

Our Annual Report on Form 10-K may be accessed on our website at www.cheviotsavings.com.

ITEM 1A.          RISK FACTORS

Our Non-Interest Expense Will Increase As A Result Of Increases In FDIC Insurance Premiums

The Federal Deposit Insurance Corporation (“FDIC”) imposes an assessment against institutions for deposit insurance. This assessment is based on the risk category of the institution and currently ranges from 5 to 43 basis points of the institution’s deposits. Federal law requires that the designated reserve ratio for the deposit insurance fund be established by the FDIC at 1.15% to 1.50% of estimated insured deposits. If this reserve ratio drops below 1.15% or the FDIC expects that it to do so within six months, the FDIC must, within 90 days, establish and implement a plan to restore the designated reserve ratio to 1.15% of estimated insured deposits within five years (absent extraordinary circumstances).

Recent bank failures coupled with deteriorating economic conditions have significantly reduced the deposit insurance fund’s reserve ratio. As of June 30, 2008, the designated reserve ratio was 1.01% of estimated insured deposits at March 31, 2008. As a result of this reduced reserve ratio, on October 16, 2008, the FDIC published a proposed rule that would restore the reserve ratios to its required level. The proposed rule would raise the current deposit insurance assessment rates uniformly for all institutions by 7 basis points (to a range from 12 to 50 basis points) for the first quarter of 2009. The proposed rule would also alter the way the FDIC calculates federal deposit insurance assessment rates beginning in the second quarter of 2009 and thereafter.

Under the proposed rule, the FDIC would first establish an institution’s initial base assessment rate. This initial base assessment rate would range, depending on the risk category of the institution, from 10 to 45 basis points. The FDIC would then adjust the initial base assessment (higher or lower) to obtain the total base assessment rate. The adjustments to the initial base assessment rate would be based upon an institution’s levels of unsecured debt, secured liabilities, and brokered deposits. The total base assessment rate would range from 8 to 77.5 basis points of the institution’s deposits. There can be no assurance that the proposed rule will be implemented by the FDIC or implemented in its proposed form. Furthermore, the FDIC has published an interim rule under which it will make a special assessment of 20 basis points of an institution’s deposits as of June 30, 2008. The FDIC has indicated that under certain circumstances it will decrease the special assessment to 10 basis points.

In addition, the Emergency Economic Stabilization Act of 2008 (EESA) temporarily increased the limit on FDIC insurance coverage for deposits to $250,000 through December 31, 2009, and the FDIC took action to provide coverage for newly-issued senior unsecured debt and non-interest bearing transaction accounts in excess of the $250,000 limit, for which institutions will be assessed additional premiums. Congress has proposed legislation making the $250,000 limit permanent.

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

ITEM 1.B          UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.          PROPERTIES

We conduct our business through our main banking office located in Cheviot, Ohio, and other full-service branch offices located in Hamilton County, Ohio. The aggregate net book value of our premises and equipment was $5.0 million at December 31, 2008. The following table sets forth certain information with respect to our offices at December 31, 2008.

Location	Leased or Owned	Year Opened/ Acquired	Net Book Value
			(In thousands)
Main Office
3723 Glenmore Avenue	Owned	1915	$792
Cheviot, Ohio 45211

Branches
5550 Cheviot Road	Owned	1982	368
Cincinnati, Ohio 45247

6060 Bridgetown Road	Owned	1991	500
Cincinnati, Ohio 45248

1194 Stone Road	Owned	1997	595
Harrison, Ohio 45030

585 Anderson Ferry Road	Owned	2006	1,180
Cincinnati, Ohio 45238

7072 Harrison Avenue	Owned	2006	1,527
Cincinnati, Ohio 45247

Total Net Book Value			$4,962

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

	Prices of Common Stock
	High	Low	Dividends Paid
Calendar Quarter Ended
March 31, 2008	$10.55	$7.85	$0.09
June 30, 2008	10.00	7.48	0.09
September 30, 2008	9.09	6.77	0.09
December 31, 2008	8.50	5.15	0.09

	Prices of Common Stock
	High	Low	Dividends Paid
Calendar Quarter Ended
March 31, 2007	$13.42	$12.93	$0.08
June 30, 2007	13.75	13.22	0.08
September 30, 2007	13.50	11.99	0.08
December 31, 2007	12.63	9.40	0.08

As of December 31, 2008, the Company had 822 stockholders of record. Please see “Item 1. Business— Regulation—Capital Distributions” for a discussion of restrictions on the ability of the Bank to pay the Company dividends.

Set forth below is information relating to the Company’s common stock repurchase activity during the fourth quarter of 2008.

Month	Total Number of Shares Purchased	Average Price Paid per share	Total shares purchased as part of a publicly announced program or plan	Maximum number of shares that may yet be purchased under the program or plan

October	6,772	$7.29	75,847	371,737
November	3,323	7.93	79,170	368,414
December	—	—	—	368,414

          Set forth below is information as of December 31, 2008 regarding equity compensation plans. Other than the ESOP, the Company does not have any equity compensation plans that were not approved by its stockholders.

Plan	Number of securities to be issued upon exercise of outstanding options and rights	Weighted average exercise price	Number of securities remaining available for issuance under plan
Equity compensation plans approved by stockholders	680,426	$11.16	99,361
Equity compensation plans not approved by stockholders	—	—	—
Total	680,426	$11.16	99,361

ITEM 6. SELECTED FINANCIAL DATA

The Selected Financial Data is incorporated by reference to the Annual Report to Shareholders included as Exhibit 13 to this Form 10-K.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Incorporated by reference to the Annual Report to Shareholders included as Exhibit 13 to the Form 10-K.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Incorporated by reference to the Annual Report to Shareholders included as Exhibit 13 to the Form 10-K.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

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

The reports of Grant Thornton LLP on the consolidated financial statements of the Company as of and for the fiscal year ended December 31, 2006, contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

During the year ended December 31, 2006, and in connection with the audit of the Company’s financial statements for such period, as well as the interim period subsequent to the most recent fiscal year end and through July 10, 2007, there were no disagreements between the Company and Grant Thornton LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Grant Thornton LLP, would have caused Grant Thornton LLP to make reference to such matter in connection with its audit reports on the Company’s financial statements.

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

As of December 31, 2008, management assessed the effectiveness of the Company’s internal control over financial reporting based upon the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon its assessment, management believes that the Company’s internal control over financial reporting as of December 31, 2008 is effective using these criteria.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The exhibits and financial statement schedules filed as a part of this Form 10-K are as follows:

	(a)(1)	Financial Statements

●	Report of Independent Registered Public Accounting Firm.
●	Consolidated Statements of Financial Condition at December 31, 2008 and 2007.
●	Consolidated Statements of Earnings for the Years Ended December 31, 2008, 2007 and 2006.
●	Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2008, 2007 and 2006.
●	Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2008, 2007 and 2006.
●	Consolidated Statements of Cash Flows for the Years Ended December 31, 2008, 2007 and 2006.
●	Notes to Consolidated Financial Statements.

(a)(2)	Financial Statement Schedules

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

CHEVIOT FINANCIAL CORP.

Date:	March 18, 2009	By:	/s/ Thomas J. Linneman
Thomas J. Linneman,
President and Chief Executive Officer
and Director

          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Thomas J. Linneman	By:	/s/ Scott T. Smith
	Thomas J. Linneman, President		Scott T. Smith, Chief Financial Officer
	and Chief Executive Officer		(principal financial officer and principal
accounting officer)

Date:	March 18, 2009	Date:	March 18, 2009

By:	/s/ Edward L. Kleemeier	By:	/s/ John T. Smith
	Edward L. Kleemeier, Director		John T. Smith, Director

Date:	March 18, 2009	Date:	March 18, 2009

By:	/s/ Robert Thomas	By:	/s/ James E. Williamson
	Robert Thomas, Director		James E. Williamson, Director

Date:	March 18, 2009	Date:	March 18, 2009

By:	/s/ Steven R. Hausfeld
Steven R. Hausfeld, Director

Date:	March 18, 2009