Form 10-Q
period 2009-03-31
CHEVIOT FINANCIAL CORP
filed 2009-05-08
CIK 1248124

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                  March 31, 2009
                                ------------------------------------------------

                                       OR

[  ] TRANSITION  REPORT  PURSUANT  TO SECTION  13 OR 15(d) OF THE  SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from ____________ to _______________

Commission File No. 0-50529
                             CHEVIOT FINANCIAL CORP.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

     Federal                                                   56-2423720
--------------------------------                         ----------------------
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

Small business issuer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [   ]         No  [X]

As of May 8, 2009, the latest practicable date, 8,868,706 shares of the registrant's common stock, $.01 par value, were issued and outstanding.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [   ]         No  [   ]

                                      INDEX

                                                                          Page

PART I      -    FINANCIAL INFORMATION

               Consolidated Statements of Financial Condition             3

               Consolidated Statements of Earnings                        4

               Consolidated Statements of Comprehensive Income            5

               Consolidated Statements of Cash Flows                      6

               Notes to Consolidated Financial Statements                 8

               Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations                                                16

               Quantitative and Qualitative Disclosures about
               Market Risk                                               21

               Controls and Procedures                                   21

PART II  -     OTHER INFORMATION                                         22

SIGNATURES                                                               23

                          Cheviot Financial Corp.

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                        (In thousands, except share data)

                                                                                          March 31,        December 31,
         ASSETS                                                                                2009                2008
                                                                                        (Unaudited)

Cash and due from banks                                                                    $  4,108          $    4,192
Federal funds sold                                                                            8,616               4,063
Interest-earning deposits in other financial institutions                                    13,511               1,758
                                                                                         ----------           ---------
         Cash and cash equivalents                                                           26,235              10,013

Investment securities available for sale - at fair value                                     23,826              23,909
Investment securities held to maturity - at cost, approximate market value of $5,011 and $7,074 at March 31, 2009
  and December 31, 2008, respectively                                                         5,000               7,000
Mortgage-backed securities available for sale - at fair value                                 4,415                 648
Mortgage-backed securities held to maturity - at cost, approximate market value of $6,709 and $6,830 at March 31, 2009 and
  December 31, 2008, respectively                                                             6,662               6,915
Loans receivable - net                                                                      255,302             267,754
Loans held for sale - at lower of cost or market                                              3,384                 729
Real estate acquired through foreclosure - net                                                2,097               1,064
Office premises and equipment - at depreciated cost                                           4,962               4,969
Federal Home Loan Bank stock - at cost                                                        3,369               3,369
Accrued interest receivable on loans                                                          1,125               1,159
Accrued interest receivable on mortgage-backed securities                                        43                  32
Accrued interest receivable on investments and interest-earning deposits                        383                 466
Prepaid expenses and other assets                                                               631                 297
Bank-owned life insurance                                                                     3,550               3,516
Prepaid federal income taxes                                                                     74                 160
                                                                                         ----------          ----------
         Total assets                                                                      $341,058            $332,000
                                                                                         ==========          ==========
         LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits                                                                                   $227,492            $216,048
Advances from the Federal Home Loan Bank                                                     43,000              44,604
Advances by borrowers for taxes and insurance                                                   962               1,464
Accrued interest payable                                                                        165                 172
Accounts payable and other liabilities                                                          945               1,069
Deferred federal income taxes                                                                   325                 412
                                                                                         ----------          ----------
         Total liabilities                                                                  272,889             263,769

Shareholders' equity
  Preferred stock - authorized 5,000,000 shares, $.01 par value; none issued
  Common stock - authorized 30,000,000 shares, $.01 par value;
    9,918,751 shares issued at March 31, 2009 and December 31, 2008                              99                  99
  Additional paid-in capital                                                                 43,667              43,625
  Shares acquired by stock benefit plans                                                     (2,829)             (2,829)
  Treasury stock - at cost, 1,046,247 shares at March 31, 2009
    and December 31, 2008, respectively                                                     (12,799)            (12,799)
  Retained earnings - restricted                                                             40,229              40,276
  Accumulated comprehensive income, unrealized gains on securities
    available for sale, net of related tax effects                                             (198)               (141)
                                                                                        ------------         -----------
         Total shareholders' equity                                                          68,169              68,231
                                                                                          ---------           ---------

         Total liabilities and shareholders' equity                                        $341,058            $332,000
                                                                                            =======             =======

See accompanying notes to consolidated financial statements.

                             Cheviot Financial Corp.

                 CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)

               For the three months ended March 31, 2009 and 2008
                      (In thousands, except per share data)


                                                                                               2009                2008
Interest income
  Loans                                                                                      $3,848              $3,806
  Mortgage-backed securities                                                                    105                 139
  Investment securities                                                                         369                 554
  Interest-earning deposits and other                                                            10                  32
                                                                                            -------             -------
         Total interest income                                                                4,332               4,531

Interest expense
  Deposits                                                                                    1,374               2,010
  Borrowings                                                                                    471                 375
                                                                                             ------              ------
         Total interest expense                                                               1,845               2,385
                                                                                              -----               -----

         Net interest income                                                                  2,487               2,146

Provision for losses on loans                                                                   337                 263
                                                                                           --------               -----
         Net interest income after provision for
           losses on loans                                                                    2,150               1,883

Other income
  Rental                                                                                         13                  12
  Loss on sale of real estate acquired through foreclosure                                      (20)                (58)
  Gain on sale of loans                                                                         131                   4
  Earnings on bank-owned life insurance                                                          34                  32
  Other operating                                                                                73                  72
                                                                                            -------             -------
         Total other income                                                                     231                  62

General, administrative and other expense
  Employee compensation and benefits                                                          1,118               1,018
  Occupancy and equipment                                                                       143                 150
  Property, payroll and other taxes                                                             251                 240
  Data processing                                                                                85                  83
  Legal and professional                                                                        131                 124
  Advertising                                                                                    50                  50
  Other operating                                                                               202                 144
                                                                                             ------              ------
         Total general, administrative and other expense                                      1,980               1,809
                                                                                              -----               -----

         Earnings before federal income taxes                                                   401                 136

Federal income taxes
  Current                                                                                       166                  52
  Deferred                                                                                      (58)                (13)
                                                                                            -------             -------
         Total federal income taxes                                                             108                  39
                                                                                            -------             -------
         NET EARNINGS                                                                       $   293             $    97
                                                                                            =======             =======
         EARNINGS PER SHARE
           Basic                                                                            $   .03             $   .01
                                                                                            =======             =======
           Diluted                                                                          $   .03             $   .01
                                                                                            =======             =======
           Dividends declared per share                                                     $   .10             $   .09
                                                                                            =======             =======

See accompanying notes to consolidated financial statements.
                                       4

                             Cheviot Financial Corp.

           CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

               For the three months ended March 31, 2009 and 2008
                                 (In thousands)


                                                                                               2009                  2008

Net earnings for the period                                                                  $   293               $   97

Other comprehensive income (loss), net of related tax expense (benefit):
  Unrealized holding gains (losses) on securities during the period, net of tax expense (benefit) of $(29) and $53 for the periods
    ended March 31, 2009 and 2008, respectively                                                 (57)                  103
                                                                                                ----                  ---

Comprehensive income                                                                         $   236               $  200
                                                                                                 ===                  ===

Accumulated comprehensive income (loss)                                                      $  (198)              $  149
                                                                                                 ===                  ===
See accompanying notes to consolidated financial statements.

                             Cheviot Financial Corp.

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

               For the three months ended March 31, 2009 and 2008
                                 (In thousands)


                                                                                               2009                2008
Cash flows from operating activities:
  Net earnings for the period                                                             $     293         $        97
  Adjustments to reconcile net earnings to net cash (used in)
  provided by operating activities:
    Amortization of premiums and discounts on investment
      and mortgage-backed securities, net                                                        (3)                 (2)
    Depreciation                                                                                 75                  69
    Amortization of deferred loan origination fees - net                                         (5)                 (4)
    Proceeds from sale of loans in the secondary market                                       9,132                 798
    Loans originated for sale in the secondary market                                        (9,001)               (937)
    Gain on sale of loans                                                                      (131)                 (4)
    Amortization of expense related to stock benefit plans                                      (19)                 (2)
    Provision for losses on loans                                                               337                 263
    Federal Home Loan Bank stock dividends                                                        -                 (42)
    Loss on real estate acquired through foreclosure                                             20                  58
    Net increase in cash surrender value of bank-owned life insurance                           (34)                (32)
    Increase (decrease) in cash due to changes in:
      Accrued interest receivable on loans                                                       34                  (2)
      Accrued interest receivable on mortgage-backed securities                                 (11)                  7
      Accrued interest receivable on investments and interest-earning deposits                   83                (105)
      Prepaid expenses and other assets                                                        (334)               (284)
      Accrued interest payable                                                                   (7)                 14
      Accounts payable and other liabilities                                                   (124)                (19)
      Federal income taxes
        Current                                                                                  86                  32
        Deferred                                                                                (58)                (13)
                                                                                            -------             -------
         Net cash flows provided by (used in) operating activities                              333                (108)

Cash flows used in investing activities:
  Principal repayments on loans                                                              21,071              13,949
  Loan disbursements                                                                        (12,746)            (15,082)
  Purchase of investment securities - available for sale                                          -             (11,981)
  Proceeds from maturity of investment securities - held to maturity                          2,000              11,000
  Purchase of mortgage-backed securities - available for sale                                (4,055)                  -
  Principal repayments on mortgage-backed securities - available for sale                       288                  68
  Principal repayments on mortgage-backed securities - held to maturity                         253               1,030
  Proceeds from the sale of real estate acquired through foreclosure                            104                 223
  Additions to real estate acquired through foreclosure                                         (17)                  -
  Purchase of office premises and equipment                                                     (68)                 (5)
                                                                                            -------              ------
         Net cash flows provided by (used in) investing activities                            6,830                (798)

Cash flows provided by financing activities:
  Net increase in deposits                                                                   11,444                 300
  Proceeds from Federal Home Loan Bank advances                                                   -               7,500
  Repayments on Federal Home Loan Bank advances                                              (1,604)             (4,618)
  Advances by borrowers for taxes and insurance                                                (502)               (392)
  Stock option expense, net                                                                      61                  60
  Treasury stock repurchases                                                                      -                (381)
  Dividends paid on common stock                                                               (340)               (310)
                                                                                             ------              ------
         Net cash flows provided by financing activities                                      9,059               2,159
                                                                                              -----               -----

Net increase in cash and cash equivalents                                                    16,222               1,253

Cash and cash equivalents at beginning of period                                             10,013               9,450
                                                                                             ------               -----

Cash and cash equivalents at end of period                                                $  26,235         $    10,703
                                                                                             ======              ======

See accompanying notes to consolidated financial statements.

                          Cheviot Financial Corp.

               For the three months ended March 31, 2009 and 2008
                                 (In thousands)


                                                                                               2009                2008

Supplemental disclosure of cash flow information: Cash paid during the period for:
    Federal income taxes                                                                    $    75            $     25
                                                                                             ======             ========

    Interest on deposits and borrowings                                                      $1,838              $2,371
                                                                                              =====               =====

Supplemental disclosure of non-cash investing activities:
  Transfer from loans to real estate acquired through foreclosure                            $1,140             $   218
                                                                                              =====              ======

Recognition of mortgage servicing rights in
   accordance with SFAS No. 140                                                              $   72           $       -
                                                                                              =====            ========

See accompanying notes to consolidated financial statements.

                            Cheviot Financial Corp.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               For the three months ended March 31, 2009 and 2008


1.   Basis of Presentation
     ---------------------

Cheviot Financial Corp. ("Cheviot Financial" or the "Corporation") is a financial holding company, the principal asset of which consists of its ownership of Cheviot Savings Bank (the "Savings Bank"). The Savings Bank conducts a general banking business in southwestern Ohio which consists of attracting deposits and applying those funds to the origination of primarily real estate loans. The Corporation is 61% owned by Cheviot Mutual Holding Company. Earnings per share is reported including all shares held by Cheviot Mutual Holding Company. Cheviot Mutual Holding Company has waived the receipt of dividends declared by the Corporation. Cheviot Savings' profitability is significantly dependent on net interest income, which is the difference between interest income from interest-earning assets and the interest expense paid on interest-bearing liabilities. Net interest income is affected by the relative amount of interest-earning assets and interest-bearing liabilities and the interest received or paid on these balances.

The accompanying unaudited financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. Accordingly, these consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Cheviot Financial included in the Annual Report on Form 10-K for the year ended December 31, 2008. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three month period ended March 31, 2009 are not necessarily indicative of the results which may be expected for the entire year.

2.   Principles of Consolidation
     ---------------------------

The accompanying consolidated financial statements as of and for the three months ended March 31, 2009 include the accounts of the Corporation and its wholly-owned subsidiary, the Savings Bank. All significant intercompany items have been eliminated.

3.   Liquidity and Capital Resources
     -------------------------------

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, scheduled amortization and prepayments of loan principal and mortgage-backed securities, maturities and calls of securities and funds provided by our operations. In addition, we may borrow from the Federal Home Loan Bank of Cincinnati. At March 31, 2009 and December 31, 2008, we had $43.0 million and $44.6 million, respectively, in outstanding borrowings from the Federal Home Loan Bank of Cincinnati and had the capacity to increase such borrowings at those dates by approximately $100.1 million and $99.3 million, respectively.

Loan repayments and maturing securities are a relatively predictable source of funds. However, deposit flows, calls of securities and prepayments of loans and mortgage-backed securities are strongly influenced by interest rates, general and local economic conditions and competition in the marketplace. These factors reduce the predictability of these sources of funds.
                                       8

                             Cheviot Financial Corp.

               For the three months ended March 31, 2009 and 2008


3. Liquidity and Capital Resources (continued)
   -------------------------------

Our primary investing activities are the origination of one- to four-family real estate loans, commercial real estate, construction and consumer loans, and, to a lesser extent, the purchase of securities. For the three months ended March 31, 2009, loan originations totaled $21.7 million, compared to $16.0 million for the three months ended March 31, 2008.

Total deposits increased $11.4 million and $300,000 during the three months ended March 31, 2009 and 2008, respectively. Deposit flows are affected by the level of interest rates, the interest rates and products offered by competitors and other factors.

The  following  table  sets  forth   information   regarding  the  Corporation's
obligations and commitments to make future payments under contracts as of March 31, 2009.


                                                                          Payments due by period
                                                              Less     More than    More than        More
                                                              than        1-3          4-5           than
                                                             1 year      years         years        5 years       Total
                                                                                 (In thousands)

    Contractual obligations:
      Advances from the Federal Home Loan Bank            $  3,000      $  9,745     $  1,967      $ 28,288     $  43,000
      Certificates of deposit                              109,724        20,144       14,038            -        143,906

    Amount of loan commitments and expiration per period:
      Commitments to originate one- to four-family
        loans                                                2,829             -            -            -         2,829
      Home equity lines of credit                           11,843             -            -            -        11,843
      Undisbursed loans in process                           7,054             -            -            -         7,054
                                                          --------      --------     --------      --------     --------
         Total contractual obligations                    $134,450      $ 29,889     $ 16,005      $ 28,288     $208,632
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

                             Cheviot Financial Corp.

               For the three months ended March 31, 2009 and 2008


3.  Liquidity and Capital Resources (continued)
    -------------------------------

At March 31, 2009 and 2008, we exceeded all of the applicable regulatory capital requirements. Our core (Tier 1) capital was $56.3 million and $53.4 million, or 16.5% and 16.8% of total assets at March 31, 2009 and 2008, respectively. In order to be classified as "well-capitalized" under federal banking regulations, we were required to have core capital of at least $20.5 million, or 6.0% of assets as of March 31, 2009. To be classified as a well-capitalized bank, we must also have a ratio of total risk-based capital to risk-weighted assets of at least 10.0%. At March 31, 2009 and 2008, we had a total risk-based capital ratio of 33.0% and 32.6%, respectively.

4.   Earnings Per Share
     ------------------

Basic earnings per share is computed based upon the weighted-average common shares outstanding during the period, less shares in the ESOP that are unallocated and not committed to be released plus shares in the ESOP that have been allocated. Weighted-average common shares deemed outstanding gives effect to 178,540 and 214,247 unallocated shares held by the ESOP for the three months ended March 31, 2009 and 2008, respectively.

                                                      For the three months ended
                                                                March 31,
                                                           2009           2008

         Weighted-average common shares
           outstanding (basic)                          8,693,964      8,717,914

         Dilutive effect of assumed exercise
           of stock options                                46,216         58,574
                                                        ---------      ---------

         Weighted-average common shares
           outstanding (diluted)                        8,740,180      8,776,488
                                                        =========      =========


5.   Stock Option Plan
     -----------------

On April 26, 2005, the Corporation approved a Stock Incentive Plan that provides for grants of up to 486,018 stock options. During 2008, 2007 and 2006 approximately 8,060, 6,460 and 6,100 options shares were granted subject to five year vesting.

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

                             Cheviot Financial Corp.

               For the three months ended March 31, 2009 and 2008


5.   Stock Option Plan (continued)
     -----------------

The Corporation adopted the provisions of SFAS No. 123(R) effective January 1, 2006, using the modified prospective transition method, and therefore has not restated its financial statements for prior periods. Under this method, the Corporation has applied the provisions of SFAS No. 123(R) to new equity-based awards and to equity-based awards modified, repurchased, or cancelled after January 1, 2006. In addition, the Corporation will recognize compensation cost for the portion of equity-based awards for which the requisite service period has not been rendered ("unvested equity-based awards") that is outstanding as of January 1, 2006. The compensation cost recorded for unvested equity-based awards is based on their grant-date fair value. For the three months ended March 31, 2009, the Corporation recorded $61,000 in after-tax compensation cost for equity-based awards that vested during the three months ended March 31, 2009. The Corporation has $311,000 unrecognized pre-tax compensation cost related to non-vested equity-based awards granted under its stock incentive plan as of March 31, 2009, which is expected to be recognized over a weighted-average vesting period of approximately 1.3 years.

A summary of the status of the Corporation's stock option plan as of March 31, 2009, and changes during the period then ended is presented below:


                                                                   Three months ended                   Year ended
                                                                     March 31, 2009                  December 31, 2008
                                                                                Weighted-                       Weighted-
                                                                                 average                         average
                                                                                exercise                        exercise
                                                                  Shares          price           Shares          price

    Outstanding at beginning of period                            404,280       $11.16             396,220      $11.21
    Granted                                                            -            -                8,060        9.03
    Exercised                                                          -            -                   -           -
    Forfeited                                                          -            -                   -           -
                                                                ---------       -------            -------      ------

    Outstanding at end of period                                  404,280       $11.16             404,280      $11.16
                                                                  =======       ======             =======      ======

    Options exercisable at period-end                             233,936       $11.17             233,936      $11.17
                                                                  =======       ======             =======      ======

    Options expected to be exercisable at year-end

    Fair value of options granted                                               NA                              $ 1.93
                                                                                ==                              ======

    The following information applies to options outstanding at March 31, 2009:

    Number outstanding                                                                                            404,280
    Exercise price                                                                                         $9.03 - $13.63
    Weighted-average exercise price                                                                                $11.16
    Weighted-average remaining contractual life                                                                 6.3 years

    The expected term of options is based on evaluations of historical and expected future employee exercise behavior. The risk free interest rate is based upon the U.S. Treasury rates at the date of grant with maturity dates approximately equal to the expected life at the grant date. Volatility is based upon the historical volatility of the Corporation's stock.

                            Cheviot Financial Corp.

               For the three months ended March 31, 2009 and 2008


5.   Stock Option Plan (continued)

The fair value of each option was estimated on the date of grant using the modified Black-Scholes options pricing model with the following weighted-average assumptions used for grants in 2008: dividend yield of 3.65%, expected volatility of 26.13%, risk-free interest rate of 3.78% and an expected life of 10 years for each grant.

The effects of expensing stock options are reported in "cash provided by financing activities" in the Consolidated Statements of Cash Flows.

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

7.   Disclosures About Fair Value of Assets and Liabilities
     ------------------------------------------------------

Effective January 1, 2008, the Corporation adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (FAS 157). FAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. FAS 157 has been applied prospectively as of the beginning of the year.

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

                             Cheviot Financial Corp.

               For the three months ended March 31, 2009 and 2008



7.   Disclosures About Fair Value of Assets and Liabilities (continued)

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

Securities available for sale: Fair values on available for sale securities were based upon a market approach. Securities which are fixed income instruments that are not quoted on an exchange, but are traded in active markets, are valued using prices obtained from our custodian, which used third party data service providers.

Available for sale securities include U.S. agency securities, municipal bonds and mortgage-backed agency securities.

                                                                             Fair Value Measurements at
                                                                                     March 31, 2009

                                                              Quoted prices
                                                                 in active       Significant    Significant
                                                                markets for         other          other
                                                                 identical       observable    unobservable
                                                                  assets           inputs         inputs
                                          March 31, 2009         (Level 1)        (Level 2)      (Level 3)
                                          --------------         ---------        ---------      ---------


         Securities available for sale      $28,241                                 $28,241


The Corporation is predominately an asset-based lender with real estate serving as collateral on a substantial majority of loans. Loans which are deemed to be impaired and other real estate owned are primarily valued on a nonrecurring basis at the fair values of the underlying real estate collateral. Such fair values are obtained using independent appraisals, which the Corporation considers to be Level 2 inputs. The aggregate carrying amount of impaired loans at March 31, 2009 was approximately $688,000, with total loss recognized of $225,000. At March 31, 2009, the carrying value of other real estate owned was $2.1 million.

                             Cheviot Financial Corp.

               For the three months ended March 31, 2009 and 2008


8.   Effects of Recent Accounting Pronouncements
     -------------------------------------------

In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 157, "Fair Value Measurements". SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value estimates. In February 2008, the FASB issued FASB Staff Position ("FSP") No. FAS 157-2 which delayed the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, to fiscal years beginning after November 15, 2008. The Corporation elected to defer the adoption of SFAS No. 157 for its nonfinancial assets and nonfinancial liabilities until January 1, 2009. Adoption of this standard on January 1, 2009 had no impact on the Corporation's results of operations and financial position.

In April 2009, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position ("FSP") No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. This FSP provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements ("FAS 157"), when the volume and level of activity for the asset or liability have significantly decreased and also includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, and is not expected to have a material impact on the Corporation's consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. This FSP amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, and is not expected to have a material impact on the Corporation's consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations". SFAS No. 141(R) establishes principles and requirements for how the acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree. SFAS No. 141(R) significantly changes the accounting for business combinations in a number of areas, including the treatment of contingent consideration, preacquisition contingencies, transaction costs and restructuring costs. In addition, under SFAS No. 141(R), changes in an acquired entity's deferred tax assets and uncertain tax positions after the measurement period will impact income tax expense. SFAS No. 141(R) is effective for fiscal years beginning on or after December 15, 2008. This standard requires the immediate expensing of acquisition related costs. This standard is effective for acquisitions completed after December 31, 2008. This standard has not had a material impact on the Corporation's consolidated financial statements.

                             Cheviot Financial Corp.

               For the three months ended March 31, 2009 and 2008


8.   Effects of Recent Accounting Pronouncements (continued)
     -------------------------------------------

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities". SFAS No. 161 will require enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), and its related interpretations and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The Corporation adopted SFAS No. 161 on January 1, 2009 with no significant impact to the Corporation's results of operations and financial position.

In April 2008, the FASB issued FSP No. FAS 142-3, "Determination of the Useful Life of Intangible Assets". This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, "Goodwill and Other Intangible Assets". FSP No. FAS 142-3 is effective for fiscal years beginning on or after December 15, 2008 and will apply only to intangible assets acquired after the effective date.

In June 2008, the FASB issued FSP No. EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities". This FSP addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share ("EPS") under the two-class method described in paragraphs 60 and 61 of FASB Statement No. 128, "Earnings per Share". FSP No. EITF 03-6-1 is effective for fiscal years beginning on or after December 15, 2008. All prior period EPS data presented after adoption is to be adjusted retrospectively to conform with the provisions of FSP No. EITF 03-6-1. Adoption of this standard on January 1, 2009 had no impact on the Corporation's results of operations and financial position.

In January 2009, the FASB released Proposed Staff Position SFAS No. 107-b and Accounting Principles Board ("APB") Opinion No. 28-a, "Interim Disclosures about Fair Value of Financial Instruments" ("SFAS 107-b" and "APB 28-a"). This proposal amends FASB Statement No. 107, "Disclosures about Fair Values of Financial Instruments," to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements. The proposal also amends APB Opinion No. 28, "Interim Financial Reporting," to require those disclosures in all interim financial statements. This proposal is effective for interim periods ending after June 15, 2009, but early adoption is permitted for interim periods ending after March 15, 2009. The Corporation plans to adopt SFAS 107-b and APB 28-a and provide the additional disclosure requirements in the second quarter 2009.

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

Discussion of Financial Condition Changes at December 31, 2008 and at March 31, 2009
--------------------------------------------------------------------------------

Total assets increased $9.1 million, or 2.7%, to $341.1 million at March 31, 2009, from $332.0 million at December 31, 2008. The increase in total assets reflects increases in cash and cash equivalents and mortgage-backed securities, which was partially offset by a decrease in loans receivable and investment securities. The change in the composition of our interest earning assets reflects management's decision to increase its liquidity during a period of low interest rates during the economic downturn.

Cash, federal funds sold and interest-earning deposits increased $16.2 million, or 162.0%, to $26.2 million at March 31, 2009, from $10.0 million at December 31, 2008. The increase in cash and cash equivalents at March 31, 2009, was due to a $11.8 million increase in interest earning deposits and a $4.6 million increase in federal funds sold, which was partially offset by a decrease in cash and due from banks of $84,000. Investment securities decreased $2.1 million, or 6.7%, to $28.8 million at March 31, 2009. At March 31, 2009, $5.0 million of investment securities were classified as held to maturity, while $23.8 million were classified as available for sale.

                            Cheviot Financial Corp.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

Discussion of Financial Condition Changes from December 31, 2008 to March 31, 2009 (continued)
----------------------------------------------------------------------------

Mortgage-backed securities increased $3.5 million, or 46.5%, to $11.1 million at March 31, 2009, from $7.6 million at December 31, 2008. The increase in mortgage-backed securities was due primarily to purchases of $4.1 million, which was partially offset by principal prepayments and repayments totaling $541,000. At March 31, 2009, $6.7 million of mortgage-backed securities was classified as held to maturity, while $4.4 million was classified as available for sale. As of March 31, 2009, none of the mortgage-backed securities are considered other than temporarily impaired.

Loans receivable, including loans held for sale, decreased $9.8 million, or 3.6%, to $258.7 million at March 31, 2009, from $268.5 million at December 31, 2008. The decrease reflects loan sales totaling $9.1 million and loan principal repayments of $21.1 million, which was partially offset by loan originations of $21.7 million.

The allowance for loan losses totaled $1.0 million and $709,000 at March 31, 2009 and December 31, 2008. In determining the adequacy of the allowance for loan losses at any point in time, management and the board of directors apply a systematic process focusing on the risk of loss in the portfolio. First, the loan portfolio is segregated by loan types to be evaluated collectively and loan types to be evaluated individually. Delinquent multi-family and commercial loans are evaluated individually for potential impairments in their carrying value. Second, the allowance for loan losses entails utilizing our historic loss experience by applying such loss percentage to the loan types to be collectively evaluated in the portfolio. The $337,000 provision for losses on loans during the quarter ended March 31, 2009 is a reflection of these factors, weaker economic conditions in the greater Cincinnati area, and the need to allocate approximately $32,000 in specific reserves for two residential properties totaling $131,000 which were acquired through foreclosure during the quarter ended March 31, 2009. The analysis of the allowance for loan losses requires an element of judgment and is subject to the possibility that the allowance may need to be increased, with a corresponding reduction in earnings. To the best of management's knowledge, all known and inherent losses that are probable and that can be reasonably estimated have been recorded at March 31, 2009.

Non-performing and impaired loans totaled $688,000 and $1.8 million at March 31, 2009 and December 31, 2008, respectively. At March 31, 2009, non-performing and impaired loans were comprised solely of loans secured by one- to four-family residential real estate. The decrease in impaired loans was mainly the result of transferring $1.2 million of impaired loans to other real estate owned. At March 31, 2009, and December 31, 2008 real estate acquired through foreclosure totaled $2.1 million and $1.1 million, respectively. The allowance for loan losses represented 147.4% and 38.4% of non-performing and impaired loans at March 31, 2009 and December 31, 2008, respectively. Although management believes that the Corporation's allowance for loan losses conforms with generally accepted accounting principles based upon the available facts and circumstances, there can be no assurance that additions to the allowance will not be necessary in future periods, which would adversely affect our results of operations.

Deposits increased $11.4 million or 5.3%, to $227.5 million at March 31, 2009, from $216.0 million at December 31, 2008. Advances from the Federal Home Loan Bank of Cincinnati decreased by $1.6 million, or 3.6%, to $43.0 million at March 31, 2009, from $44.6 million at December 31, 2008.

                             Cheviot Financial Corp.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Discussion of Financial Condition Changes from December 31, 2008 to March 31, 2009 (continued)
-----------------------------------------------------------------------------

Shareholders' equity decreased $62,000, or 0.1%, from December 31, 2008. The decrease primarily resulted from dividends paid of $340,000, which was partially offset by net earnings of $293,000. Dividends declared by the Corporation were waived by the Corporation's mutual holding company parent. At March 31, 2009, Cheviot Financial had the ability to purchase an additional 368,414 shares under its announced stock repurchase plan.

Liquidity and Capital Resources
-------------------------------

We monitor our liquidity position on a daily basis using reports that recap all deposit activity and loan commitments. A significant portion of our deposit base is made up of time deposits. At March 31, 2009, $109.7 million of time deposits are due to mature within twelve months. The daily deposit activity report allows us to price our time deposits competitively. Because of this and our deposit retention experience, we anticipate that a significant portion of maturing time deposits will be retained.

Borrowings from the Federal Home Loan Bank of Cincinnati decreased $1.6 million during the three months ended March 31, 2009. We have the ability to increase such borrowings by approximately $100.1 million. The additional borrowings can be used to offset any decrease in customer deposits or to fund loan commitments.

Comparison of Operating Results for the Three-Month Periods Ended March 31, 2009 and 2008
--------------------------------------------------------------------------------

General
-------

Net earnings for the three months ended March 31, 2009 totaled $293,000, a $196,000 increase from the $97,000 net earnings reported in the March 2008 period. The increase in net earnings reflects an increase in net interest income of $341,000 and an increase in other income of $169,000, which was partially offset by an increase in the provision for losses on loans of $74,000, an increase in general, administrative and other expense of $171,000 and an increase in federal income taxes of $69,000 for the 2009 quarter.

Net Interest Income
-------------------

As discussed below, the interest received from our interest earning assets decreased less than our cost of interest bearing liabilities reflecting the impact of a steepened yield curve on our net interest income. Total interest income decreased $199,000, or 4.4%, to $4.3 million for the three-months ended March 31, 2009, from the comparable quarter in 2008. Interest income on loans increased $42,000, or 1.1%, to $3.8 million during the 2009 period from $3.8 million for the 2008 period. This increase was due primarily to an $11.5 million, or 4.6%, increase in the average balance of loans outstanding, which was partially offset by a 20 basis point decrease in the weighted-average yield on loans to 5.87% at March 31, 2009.

Interest income on mortgage-backed securities decreased $34,000, or 24.5%, to $105,000 for the three months ended March 31, 2009, from $139,000 for the 2008 quarter, due primarily to a 157 basis point decrease in the average yield, which was partially offset by a $362,000 increase in the average balance of securities outstanding period to period. Interest income on investment securities decreased $185,000, or 33.4%, to $369,000 for the three months ended March 31, 2009, compared to $554,000 for the same quarter in 2008, due primarily to a decrease of $14.7 million, or 35.9% in the average balance of investment securities outstanding, which was partially offset by a 21 basis point increase in the average yield to 5.63% in the 2009 quarter. Interest income on other interest-earning deposits decreased $22,000, or 68.8%, to $10,000 for the three months ended March 31, 2009.

                             Cheviot Financial Corp.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Three-Month Periods Ended March 31, 2009 and 2008 (continued)
--------------------------------------------------------------------------------

Net Interest Income (continued)
-------------------

Interest expense decreased $540,000, or 22.6%, to $1.8 million for the three months ended March 31, 2009, from $2.4 million for the same period in 2008. Interest expense on deposits decreased by $636,000, or 31.6%, to $1.4 million from $2.0 million due primarily to a 118 basis point decrease in the weighted average costs of deposits to 2.53% during the 2009 period, which was partially offset by a $1.1 million, or 0.5%, increase in the weighted-average balance outstanding. Interest expense on borrowings increased by $96,000, or 25.6%, due primarily to a $11.1 million, or 34.2%, increase in the average balance outstanding, which was partially offset by a 31 basis point decrease in the average cost of borrowings.

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $341,000, or 15.9%, to $2.5 million for the three months ended March 31, 2009. The average interest rate spread increased 55 basis points to 2.63% for the three months ended March 31, 2009 from 2.08% for the three months ended March 31, 2008. The net interest margin increased to 3.13% for the three months ended March 31, 2009 from 2.80% for the three months ended March 31, 2008.

Provision for Losses on Loans
-----------------------------

As a result of an analysis of historical experience, the volume and type of lending conducted by the Savings Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Savings Bank's market area, and other factors related to the collectability of the Savings Bank's loan portfolio, management recorded a $337,000 provision for losses on loans for the three months ended March 31, 2009, compared to $263,000 for the same period in 2008. The decision to make a larger provision for loan losses during the quarter ended March 31, 2009, as compared to recent periods, reflects the amount necessary to maintain an adequate allowance based on our historical loss experience and other external factors. These other external factors, economic conditions, and collateral value changes, have had a negative impact on non-owner-occupied loans in the portfolio. There can be no assurance that the loan loss allowance will be sufficient to cover losses on non-performing loans in the future; however, management believes they have identified all known and inherent losses that are probable and that can be reasonably estimated within the loan portfolio, and that the allowance is adequate to absorb such losses.

Other Income
------------

Other income increased $169,000, or 272.5%, to $231,000 for the three months ended March 31, 2009, compared to the same quarter in 2008, due primarily to an increase in the gain on sale of loans of $127,000 and a decrease of $38,000 in the loss on sale of real estate acquired through foreclosure.

General, Administrative and Other Expense
-----------------------------------------

General, administrative and other expense increased $171,000, or 9.5%, to $2.0 million for the three months ended March 31, 2009, from $1.8 million for the comparable quarter in 2008. This increase is a result of an increase of $100,000 in employee compensation and benefits and a $58,000 increase in other operating expense. The increase in employee compensation and benefits is a result of the increase in compensation expense for additional employees and an increase in health insurance costs as a result of overall company growth. The increase in other operating expense is a result of $15,000 of cost incurred from a security breach with an electronic payments processor which affected some of our debit card customers and approximately $15,000 in real estate taxes on real estate owned.

                             Cheviot Financial Corp.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Three-Month Periods Ended March 31, 2009 and 2008 (continued)
--------------------------------------------------------------------------------

FDIC Premiums
-------------

The Federal Deposit Insurance Corporation ("FDIC") imposes an assessment against institutions for deposit insurance. This assessment is based on the risk category of the institution and currently ranges from 5 to 43 basis points of the institution's deposits. Federal law requires that the designated reserve ratio for the deposit insurance fund be established by the FDIC at 1.15% to 1.50% of estimated insured deposits. If this reserve ratio drops below 1.15% or the FDIC expects that it to do so within six months, the FDIC must, within 90 days, establish and implement a plan to restore the designated reserve ratio to 1.15% of estimated insured deposits within five years (absent extraordinary circumstances). On December 22, 2008, the FDIC issued final rules increasing the current assessment rates for all institutions by 7 basis points and up to 50 basis points for certain financial institutions for the first quarter of 2009. It is expected that the FDIC will adopt a new risk based assessment system.

In addition, the Emergency Economic Stabilization Act of 2008 (EESA) temporarily increased the limit on FDIC insurance coverage for deposits to $250,000 through December 31, 2009, and the FDIC took action to provide coverage for newly-issued senior unsecured debt and non-interest bearing transaction accounts in excess of the $250,000 limit, for which institutions will be assessed additional premiums. These actions increased our FDIC insurance premiums in the first quarter of 2009 to $9,000 from $7,000 for the same period in 2008. On February 27, 2009, the FDIC announced an amendment to its restoration plan for the Deposit Insurance Fund by imposing an emergency special assessment on all insured financial institutions. This special assessment of 20 basis points will occur on June 30, 2009, and will be payable by us on September 30, 2009. The FDIC may impose an additional special assessment of up to 10 basis points if necessary to maintain public confidence in federal deposit insurance. Subsequently, the FDIC has announced its willingness to lower the special assessment to 10 basis points, but as of May 8, 2009, no final determination has been made. Based on our deposits as of March 31, 2009, we anticipate our special assessment, based on the current guidance from the FDIC, of between a 10 and 20 basis points special assessment, to be between $227,500 and $455,000. Federal Income Taxes

The provision for federal income taxes increased $69,000, or 176.9%, to $108,000 for the three months ended March 31, 2009, from $39,000 for the same quarter in 2008, due primarily to a $265,000, or 194.9%, increase in pre-tax earnings. The effective tax rate was 26.9% and 28.7% for the three month periods ended March 31, 2009 and 2008. The difference between the Corporation's effective tax rate in the 2009 and 2008 periods and the 34% statutory corporate rate is due primarily to the tax-exempt earnings on bank-owned life insurance, tax exempt interest on municipal obligations and tax benefits for the contribution to the Cheviot Savings Bank Foundation.

                             Cheviot Financial Corp.


ITEM 3   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change in the Corporation's market risk since the Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2008.


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

                             Cheviot Financial Corp.

                                     PART II


ITEM 1.  Legal Proceedings

         None.

ITEM 1A. Risk Factors

          There have been no changes to the Corporation's risk factors since the filing of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2008.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds
         ------------------------------------------------------------

          The Corporation announced a repurchase plan on January 16, 2008 which provides for the repurchase of 5% or 447,584 shares of our common stock. As of March 31, 2009, the Corporation had purchased 79,170 shares at an average price of $9.16 pursuant to the program. There were no repurchases during the three months ended March 31, 2009.

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



Date:   May 8, 2009                    By:  /s/Thomas J. Linneman
       -----------------------             ------------------------------------
                                           Thomas J. Linneman
                                           President and Chief Executive Officer



Date:   May 8, 2009                    By:  /s/Scott T. Smith
       -----------------------             ------------------------------------
                                           Scott T. Smith
                                           Chief Financial Officer

                                                                    Exhibit 31.1


                      CERTIFICATION PURSUANT TO RULE 13A-14
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    AS ADOPTED PURSUANT TO SECTION 302 OF THE
                           SARBANES-OXLEY ACT OF 2002



I, Thomas J. Linneman, certify that:

1.   I have reviewed  this  quarterly  report on Form 10-Q of Cheviot  Financial
     Corp.;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:
     a. Designed such disclosure controls and procedures or caused such disclosure controls to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
     b. Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
     c. Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this quarterly report based on such evaluation; and
     d. Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and
5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
     a. All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
     b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Date:  May 8, 2009                         /s/Thomas J. Linneman
                                           -------------------------------------
                                           Thomas J. Linneman
                                           President and Chief Executive Officer
                                           (principal executive officer)

                                                                    Exhibit 31.2




                      CERTIFICATION PURSUANT TO RULE 13A-14
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    AS ADOPTED PURSUANT TO SECTION 302 OF THE
                           SARBANES-OXLEY ACT OF 2002


I, Scott T. Smith, certify that:


1.   I have reviewed  this  quarterly  report on Form 10-Q of Cheviot  Financial
     Corp.;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:
     a. Designed such disclosure controls and procedures or caused such disclosure controls to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
     b. Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
     c. Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this quarterly report based on such evaluation; and
     d. Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and
5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
     a. All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
     b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date:  May 8, 2009                                 /s/Scott T. Smith
                                                   -----------------------------
                                                   Scott T. Smith
                                                   Chief Financial Officer
                                                   (principal financial officer)

                                                                   Exhibit 32.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Cheviot Financial Corp. (the "Company"), on Form 10-Q for the period ended March 31, 2009, as filed with the Securities and Exchange Commission on the date of this Certification (the "Report"), I, Thomas J. Linneman, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

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

         Date:  May 8, 2009

                                                                    Exhibit 32.2

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Cheviot Financial Corp. (the "Company"), on Form 10-Q for the period ended March 31, 2009, as filed with the Securities and Exchange Commission on the date of this Certification (the "Report"), I, Scott T. Smith, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

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

         Date: May 8, 2009