Form 10-Q
period 2009-06-30
CHEVIOT FINANCIAL CORP
filed 2009-08-12
CIK 1248124

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-Q
(Mark One)

[X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                          June 30, 2009
                                ------------------------------------------

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

Yes [ ]           No  [X]

As of August 12, 2009, the latest practicable date, 8,868,706 shares of the registrant's common stock, $.01 par value, were issued and outstanding.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [ ]           No  [ ]

                                    1 of 28

                                      INDEX

                                                                           Page
                                                                           ----

PART I   -      FINANCIAL INFORMATION

                Consolidated Statements of Financial Condition               3

                Consolidated Statements of Earnings                          4

                Consolidated Statements of Comprehensive Income              5

                Consolidated Statements of Cash Flows                        6

                Notes to Consolidated Financial Statements                   8

                Management's Discussion and Analysis of
                Financial Condition and Results of
                Operations                                                  18

                Quantitative and Qualitative Disclosures about
                Market Risk                                                 25

                Controls and Procedures                                     25

PART II  -      OTHER INFORMATION                                           26

SIGNATURES                                                                  28

                             Cheviot Financial Corp.

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                        (In thousands, except share data)

                                                                                           June 30,        December 31,
         ASSETS                                                                                2009                2008
                                                                                        (Unaudited)

Cash and due from banks                                                                  $    4,081          $    4,192
Federal funds sold                                                                            4,839               4,063
Interest-earning deposits in other financial institutions                                     9,811               1,758
                                                                                          ---------           ---------
       Cash and  cash equivalents                                                            18,731              10,013

Investment securities available for sale - at fair value                                     43,350              23,909
Investment securities held to maturity - at cost, approximate market value of $ - and $7,074 at June 30, 2009
  and December 31, 2008, respectively                                                             -               7,000
Mortgage-backed securities available for sale - at fair value                                 5,496                 648
Mortgage-backed securities held to maturity - at cost, approximate market value of $6,475 and $6,830 at June 30, 2009 and
  December 31, 2008, respectively                                                             6,368               6,915
Loans receivable - net                                                                      251,145             267,754
Loans held for sale-at lower of cost or market                                                  865                 729
Real estate acquired through foreclosure - net                                                1,995               1,064
Office premises and equipment - at depreciated cost                                           5,019               4,969
Federal Home Loan Bank stock - at cost                                                        3,369               3,369
Accrued interest receivable on loans                                                          1,138               1,159
Accrued interest receivable on mortgage-backed securities                                        42                  32
Accrued interest receivable on investments and interest-earning deposits                        267                 466
Prepaid expenses and other assets                                                               872                 297
Bank-owned life insurance                                                                     3,584               3,516
Prepaid federal income taxes                                                                    270                 160
                                                                                          ---------           ---------

         Total assets                                                                      $342,511            $332,000
                                                                                            =======             =======

         LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits                                                                                   $229,782            $216,048
Advances from the Federal Home Loan Bank                                                     40,336              44,604
Advances by borrowers for taxes and insurance                                                   541               1,464
Accrued interest payable                                                                        165                 172
Accounts payable and other liabilities                                                        2,673               1,069
Deferred federal income taxes                                                                   457                 412
                                                                                         ----------          ----------
         Total liabilities                                                                  273,954             263,769

Shareholders' equity
  Preferred stock - authorized 5,000,000 shares, $.01 par value; none issued
  Common stock - authorized 30,000,000 shares, $.01 par value;
    9,918,751 shares issued at June 30, 2009 and December 31, 2008, respectively                 99                  99
  Additional paid-in capital                                                                 43,719              43,625
  Shares acquired by stock benefit plans                                                     (2,426)             (2,829)
  Treasury stock - at cost, 1,050,045 and 1,046,247 shares at June 30, 2009
    and December 31, 2008, respectively                                                     (12,827)            (12,799)
  Retained earnings - restricted                                                             40,114              40,276
  Accumulated comprehensive loss, unrealized losses on securities
    available for sale, net of related tax effects                                             (122)               (141)
                                                                                         ----------          ----------
         Total shareholders' equity                                                          68,557              68,231
                                                                                           --------           ---------

         Total liabilities and shareholders' equity                                        $342,511            $332,000
                                                                                            =======             =======

See accompanying notes to consolidated financial statements.

                             Cheviot Financial Corp.

                       CONSOLIDATED STATEMENTS OF EARNINGS

                      (In thousands, except per share data)


                                                                          Six months ended             Three months ended
                                                                              June 30,                      June 30,
                                                                         2009         2008              2009         2008
                                                                                          (Unaudited)
Interest income
  Loans                                                                $7,527       $7,567            $3,678       $3,761
  Mortgage-backed securities                                              231          262               126          123
  Investment securities                                                   654        1,052               286          498
  Interest-earning deposits and other                                      25           70                15           38
                                                                      -------      -------           -------      -------
         Total interest income                                          8,437        8,951             4,105        4,420

Interest expense
  Deposits                                                              2,636        3,749             1,262        1,739
  Borrowings                                                              928          746               456          370
                                                                       ------       ------            ------       ------
         Total interest expense                                         3,564        4,495             1,718        2,109
                                                                        -----        -----             -----        -----

         Net interest income                                            4,873        4,456             2,387        2,311

Provision for losses on loans                                             452          288               115           25
                                                                       ------       ------            ------      -------

         Net interest income after provision for losses on loans        4,421        4,168             2,272        2,286

Other income (expense)
  Rental                                                                   25           25                12           13
  Gain on sale of loans                                                   272            9               141            5
  Gain (loss) on sale of real estate acquired through foreclosure         (49)         (43)              (29)          16
  Earnings on bank-owned life insurance                                    68           65                34           33
  Other operating                                                         158          159                85           86
                                                                       ------       ------           -------      -------
         Total other income                                               474          215               243          153

General, administrative and other expense
  Employee compensation and benefits                                    2,284        2,096             1,166        1,078
  Occupancy and equipment                                                 281          278               138          128
  Property, payroll and other taxes                                       509          491               259          250
  Data processing                                                         184          159                99           77
  Legal and professional                                                  220          192                88           68
  Advertising                                                             100          100                50           50
  FDIC expense                                                            157           13               147            6
  Other operating                                                         426          310               234          174
                                                                       ------       ------            ------       ------
         Total general, administrative and other expense                4,161        3,639             2,181        1,831
                                                                        -----        -----             -----        -----

         Earnings before income taxes                                     734          744               334          608

Federal income taxes
  Current                                                                 181          108                16           56
  Deferred                                                                 35           93                93          106
                                                                      -------      -------            ------        -----
         Total federal income taxes                                       216          201               109          162
                                                                       ------       ------             -----        -----
         NET EARNINGS                                                 $   518      $   543           $   225      $   446
                                                                       ======       ======            ======       ======
         EARNINGS PER SHARE
           Basic                                                         $.06         $.06              $.03         $.05
                                                                          ===          ===               ===          ===
           Diluted                                                       $.06         $.06              $.03         $.05
                                                                          ===          ===               ===          ===
           Dividends per common share                                    $.20         $.18              $.10         $.09
                                                                          ===          ===               ===          ===


See accompanying notes to consolidated financial statements.

                             Cheviot Financial Corp.

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

            For the six and three months ended June 30, 2009 and 2008
                                 (In thousands)


                                                                       For the six months           For the three months
                                                                         ended June 30,                ended June 30,
                                                                       2009         2008              2009         2008
                                                                                         (Unaudited)
Net earnings for the period                                           $ 518        $ 543             $ 225          $ 446
Other comprehensive income (loss), net of tax expense (benefits):
  Unrealized holding gains (losses) on securities during the period, net of tax expense (benefits) of $10 and $(110) for the six months ended June 30, 2009 and 2008, respectively, and $39 and $(163) for the three months ended June 30,
   2009 and 2008, respectively                                           19         (214)               76           (317)
                                                                        ----          ---              ----            ---

Comprehensive income                                                  $ 537        $ 329             $ 301          $ 129
                                                                        ===          ===               ===            ===

Accumulated comprehensive loss                                        $(122)       $(168)            $(122)         $(168)
                                                                        ===          ===               ===            ===

See accompanying notes to consolidated financial statements

                                       5

                             Cheviot Financial Corp.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                 For the six months ended June 30, 2009 and 2008
                                 (In thousands)

                                                                                               2009                2008
                                                                                                      (Unaudited)
Cash flows from operating activities:
  Net earnings for the period                                                             $     518           $     543
  Adjustments to reconcile net earnings to net cash
  provided by operating activities:
    Amortization of premiums and discounts on investment
      and mortgage-backed securities, net                                                         4                  (7)
    Depreciation                                                                                152                 140
    Amortization of deferred loan origination fees - net                                        (12)                  -
    Proceeds from sale of loans in the secondary market                                      16,073               1,726
    Loans originated for sale in the secondary market                                       (15,801)             (1,700)
    Gain on sale of loans                                                                      (272)                 (9)
    Loss on sale of real estate acquired through foreclosure                                     49                  43
    Federal Home Loan Bank stock dividends                                                        -                 (87)
    Net increase in cash surrender value of bank-owned life insurance                           (68)                (65)
    Provision for losses on loans                                                               452                 288
    Amortization of expense related to stock benefit plans                                      373                 387
    Increase (decrease) in cash due to changes in:
      Accrued interest receivable on loans                                                       21                 (16)
      Accrued interest receivable on mortgage-backed securities                                 (10)                 12
      Accrued interest receivable on investments and interest-
        earning deposits                                                                        199                 (96)
      Prepaid expenses and other assets                                                        (575)               (349)
      Accrued interest payable                                                                   (7)                 21
      Accounts payable and other liabilities                                                  1,604                 (58)
      Federal income taxes
        Current                                                                                (110)                (23)
        Deferred                                                                                 35                  93
                                                                                           --------            --------
         Net cash provided by operating activities                                            2,625                 843

Cash flows used in investing activities:
  Principal repayments on loans                                                              41,481              27,699
  Loan disbursements                                                                        (26,588)            (39,830)
  Purchase of investment securities - available for sale                                    (40,039)            (18,973)
  Proceeds from maturity of investment securities - available for sale                       20,565               2,000
  Proceeds from maturity of investment securities - held to maturity                          7,000              16,000
  Purchase of mortgage-backed securities - available for sale                                (5,267)                  -
  Principal repayments on mortgage-backed securities - available for sale                       476                 125
  Principal repayments on mortgage-backed securities - held to maturity                         548               1,776
  Proceeds from sale of real estate acquired through foreclosure                                219                 636
  Additions to real estate acquired through foreclosure                                         (59)                 (9)
  Purchase of office premises and equipment                                                    (202)                (19)
                                                                                            -------            --------
         Net cash used in investing activities                                               (1,866)            (10,595)

Cash flows provided by financing activities:
  Net increase (decrease) in deposits                                                        13,734              (4,820)
  Proceeds from Federal Home Loan Bank advances                                                   -              19,500
  Repayments on Federal Home Loan Bank advances                                              (4,268)             (5,996)
  Advances by borrowers for taxes and insurance                                                (923)               (709)
  Treasury stock repurchases                                                                    (28)               (571)
  Stock option expense, net                                                                     124                 122
  Dividends paid on common stock                                                               (680)               (618)
                                                                                           --------            --------
         Net cash provided by financing activities                                            7,959               6,908
                                                                                            -------             -------
Net decrease in cash and cash equivalents                                                     8,718              (2,844)
Cash and cash equivalents at beginning of period                                             10,013               9,450
                                                                                            -------             -------
Cash and cash equivalents at end of period                                                $  18,731           $   6,606
                                                                                            =======             =======
See accompanying notes to consolidated financial statements.

                                       6

                             Cheviot Financial Corp.

                 For the six months ended June 30, 2009 and 2008
                                 (In thousands)

                                                                                               2009                2008
                                                                                                      (Unaudited)

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Federal income taxes                                                                     $  287              $  138
                                                                                             ======              ======
    Interest on deposits and borrowings                                                      $3,571              $4,474
                                                                                             ======              ======
Supplemental disclosure of noncash investing activities:
  Transfer of loans to real estate acquired through foreclosure                              $1,140              $  443
                                                                                             ======              ======
  Loans originated upon sales of real estate acquired through foreclosure                    $    -              $  138
                                                                                             ======              ======
  Recognition of mortgage servicing rights in accordance with SFAS No. 140                   $  126              $    6
                                                                                             ======              ======

See accompanying notes to consolidated financial statements.

                                       7

                             Cheviot Financial Corp.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            For the three and six months ended June 30, 2009 and 2008


    1.   Basis of Presentation
         ---------------------

     Cheviot Financial Corp. ("Cheviot Financial" or the "Corporation") is a financial holding company, the principal asset of which consists of its ownership of Cheviot Savings Bank (the "Savings Bank"). The Savings Bank conducts a general banking business in southwestern Ohio which consists of attracting deposits and applying those funds to the origination of primarily real estate loans. The Corporation is 62% owned by Cheviot Mutual Holding Company. Earnings per share is reported including all shares held by Cheviot Mutual Holding Company. Cheviot Mutual Holding Company has waived the receipt of dividends declared by the Corporation. Cheviot Savings' profitability is significantly dependent on net interest income, which is the difference between interest income from interest-earning assets and the interest expense paid on interest-bearing liabilities. Net interest income is affected by the relative amount of interest-earning assets and interest-bearing liabilities and the interest received or paid on these balances.

     The accompanying unaudited financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. Accordingly, these consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Cheviot Financial included in the Annual Report on Form 10-K for the year ended December 31, 2008. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three and six month periods ended June 30, 2009, are not necessarily indicative of the results which may be expected for the entire year.

    2.   Principles of Consolidation
         ---------------------------

     The accompanying consolidated financial statements as of and for the three and six months ended June 30, 2009 include the accounts of the Corporation and its wholly-owned subsidiary, the Savings Bank. All significant intercompany items have been eliminated.

    3.   Liquidity and Capital Resources
         -------------------------------

     Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, scheduled amortization and prepayments of loan principal and mortgage-backed securities, maturities and calls of securities and funds provided by our operations. In addition, we may borrow from the Federal Home Loan Bank of Cincinnati. At June 30, 2009 and December 31, 2008, we had $40.3 million and $44.6 million, respectively, in outstanding borrowings from the Federal Home Loan Bank of Cincinnati and had the capacity to increase such borrowings at those dates by approximately $101.3 million and $99.3 million, respectively.

     Loan repayments and maturing securities are a relatively predictable source of fun ds. However, deposit flows, calls of securities and prepayments of loans and mortgage-backed securities are strongly influenced by interest rates, general and local economic conditions and competition in the marketplace. These factors reduce the predictability of these sources of funds.

                             Cheviot Financial Corp.

            For the three and six months ended June 30, 2009 and 2008


    3.   Liquidity and Capital Resources (continued)
         -------------------------------

     Our primary investing activities are the origination of one- to four-family real estate loans, commercial real estate, construction and consumer loans, and, to a lesser extent, the purchase of securities. For the six months ended June 30, 2009, loan originations totaled $42.4 million, compared to $41.5 million for the six months ended June 30, 2008.

     Total deposits increased $13.7 million during the six months ended June 30, 2009 and decreased $4.8 million during the six months ended June 30, 2008, respectively. Deposit flows are affected by the level of interest rates, the interest rates and products offered by competitors and other factors.

     The following table sets forth information regarding the Corporation's obligations and commitments to make future payments under contract as of June 30, 2009.

                                                                          Payments due by period
                                                               Less      More than     More than       More
                                                               than         1-3          4-5           than
                                                              1 year       years        years         5 years        Total
                                                                                   (In thousands)

    Contractual obligations:
      Advances from the Federal Home Loan Bank             $  12,000     $   1,165     $  1,271      $ 25,900    $  40,336
      Certificates of deposit                                109,727        21,942       12,810           -        144,479

    Amount of loan commitments and expiration per period:
      Commitments to originate one- to four-family
        loans                                                  3,059            -            -            -          3,059
      Home equity lines of credit                             11,775            -            -            -         11,775
      Undisbursed loans in process                             1,838            -            -            -          1,838
                                                             -------        ------       ------        ------      -------
         Total contractual obligations                     $ 138,399     $  23,107     $ 14,081      $ 25,900   $  201,487
                                                             =======        ======       ======        ======      =======



     We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of maturing time deposits will be retained.

                             Cheviot Financial Corp.

            For the three and six months ended June 30, 2009 and 2008


    3.   Liquidity and Capital Resources (continued)
         -------------------------------

     At June 30, 2009 and 2008, we exceeded all of the applicable regulatory capital requirements. Our core (Tier 1) capital was $57.0 million and $54.5 million, or 17.0% and 16.7% of total assets at June 30, 2009 and 2008, respectively. In order to be classified as "well-capitalized" under federal banking regulations, we were required to have core capital of at least $20.1 million, or 6.0% of assets as of June 30, 2009. To be classified as a well-capitalized bank, we must also have a ratio of total risk-based capital to risk-weighted assets of at least 10.0%. At June 30, 2009 and 2008, we had a total risk-based capital ratio of 34.2% and 32.1%, respectively.

    4.   Earnings Per Share
         ------------------

     Basic earnings per share is computed based upon the weighted-average common shares outstanding during the period, less shares in the ESOP that are unallocated and not committed to be released plus shares in the ESOP that have been allocated. The weighted average common shares outstanding includes 5,455,313 shares held by our mutual holding company parent. Weighted-average common shares deemed outstanding gives effect to 178,540 and 214,247 unallocated shares held by the ESOP for the three and six months ended June 30, 2009 and 2008, respectively.

                                                          For the six months ended             For the three months ended
                                                                  June 30,                               June 30,
                                                            2009            2008                    2009           2008

         Weighted-average common shares
           outstanding (basic)                         8,692,768       8,702,161               8,691,585      8,677,852

         Dilutive effect of assumed exercise
           of stock options                               36,436          55,256                  33,062         57,298
                                                       ---------       ---------               ---------       --------

         Weighted-average common shares
           outstanding (diluted)                       8,729,204       8,757,417               8,724,647      8,735,150
                                                       =========       =========               =========      =========

    5.   Stock Option Plan
         -----------------

     On April 26, 2005, the Corporation approved a Stock Incentive Plan that provides for grants of up to 486,018 stock options. During 2009, 2008, and 2007 approximately 8,060, 8,060, and 6,460 option awards for shares were granted, all of which are subject to five year vesting.

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

                             Cheviot Financial Corp.

            For the three and six months ended June 30, 2009 and 2008


    5.   Stock Option Plan (continued)
         -----------------

     The Corporation adopted the provisions of SFAS No. 123(R) effective January 1, 2006, using the modified prospective transition method, and therefore has not restated its financial statements for prior periods. Under this method, the Corporation has applied the provisions of SFAS No. 123(R) to new equity-based awards and to equity-based awards modified, repurchased, or cancelled after January 1, 2006. In addition, the Corporation recognizes compensation cost for the portion of equity-based awards for which the requisite service period has not been rendered ("unvested equity-based awards") that is outstanding as of January 1, 2006. The compensation cost recorded for unvested equity-based awards is based on their grant-date fair values. For the six months ended June 30, 2009, the Corporation recorded $123,000 in after-tax compensation cost for equity-based awards that vested during the six months ended June 30, 2009. The Corporation has $269,000 unrecognized pre-tax compensation cost related to non-vested equity-based awards granted under its stock incentive plan as of June 30, 2009, which is expected to be recognized over a weighted-average vesting period of approximately 1.1 years.

     A summary of the status of the Corporation's stock option plan as of June 30, 2009, and changes during the period then ended is presented below:

                                                                    Six months ended                    Year ended
                                                                      June 30, 2009                  December 31, 2008
                                                                                Weighted-                       Weighted-
                                                                                 average                         average
                                                                                 exercise                        exercise
                                                                  Shares          price           Shares          price

    Outstanding at beginning of period                            404,280       $11.16             396,220      $11.21
    Granted                                                         8,060         8.48             8,060          9.03
    Exercised                                                          -             -                  -             -
    Forfeited                                                          -             -                  -             -
                                                                  -------       ------             -------      -------
    Outstanding at end of period                                  412,340       $11.11             404,280      $11.16
                                                                  =======        =====             =======       =====
    Options exercisable at period-end                             314,792       $11.17             233,936      $11.17
                                                                  =======        =====             =======       =====
    Options expected to be exercisable at year-end
    Fair value of options granted                                               $ 3.31                           $1.93
                                                                                  ====                            ====

    The following information applies to options outstanding at June 30, 2009:

    Number outstanding                                                                                            412,340
    Exercise price                                                                                         $8.48 - $13.63
    Weighted-average exercise price                                                                                $11.11
    Weighted-average remaining contractual life                                                                 6.1 years

     The expected term of options is based on evaluations of historical and expected future employee exercise behavior. The risk free interest rate is based upon the U.S. Treasury rates at the date of grant with maturity dates approximately equal to the expected life at grant date. Volatility is based upon the historical volatility of the Corporation's stock.

                             Cheviot Financial Corp.

            For the three and six months ended June 30, 2009 and 2008


    5.   Stock Option Plan (continued)
         -----------------

     The fair value of each option was estimated on the date of grant using the modified Black-Scholes options pricing model with the following weighted-average assumptions used for grants in 2009: dividend yield of 4.48%, expected volatility of 56.38%, risk-free interest rate of 3.25% and an expected life of 10 years for each grant.

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

                             Cheviot Financial Corp.

                For the three months ended June 30, 2009 and 2008


    7.   Disclosures About Fair Value of Assets and Liabilities (continued)
         ------------------------------------------------------
         Level 1 Quoted prices in active markets for identical assets or liabilities

         Level 2 Observable inputs other than Level 1 prices, such as quoted prices for similar assets or iabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities

         Level 3 Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

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

                                                                             Fair Value Measurements at
                                                                                    June 30, 2009
                                                              Quoted prices
                                                                 in active       Significant    Significant
                                                                markets for         other          other
                                                                 identical       observable    unobservable
                                                                  assets           inputs         inputs
                                           June 30, 2009         (Level 1)        (Level 2)      (Level 3)
                                           -------------         ---------        ---------      ---------

         Securities available for sale        $48,846                              $48,846


     The Corporation is predominately an asset-based lender with real estate serving as collateral on a substantial majority of loans. Loans which are deemed to be impaired and other real estate owned are primarily valued on a nonrecurring basis at the fair values of the underlying real estate collateral. Such fair values are obtained using independent appraisals, which the Corporation considers to be Level 2 inputs. The aggregate carrying amount of impaired loans at June 30, 2009 was approximately $759,000, with total loss recognized of $71,000. At June 30, 2009, the carrying value of other real estate owned was $2.0 million.

                             Cheviot Financial Corp.

                For the three months ended June 30, 2009 and 2008


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

     In December 2007, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141(R), "Business Combinations" ("SFAS No. 141(R)"), which requires all assets acquired and liabilities assumed in a business combination (with a few exceptions, such as deferred tax assets and liabilities) to be measured at fair value in accordance with SFAS No.157, "Fair Value Measurements" ("SFAS No. 157"). SFAS No. 141(R) is effective prospectively for fiscal years beginning on or after December 15, 2008. The Corporation adopted SFAS No. 141(R) during the first quarter of 2009, and the adoption was not applicable to its consolidated financial statements for the periods reported.

     In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities" ("SFAS No. 161"), which is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Corporation adopted SFAS No. 161 during the first quarter of 2009, and the adoption did not have a material effect on its consolidated financial statements.

     In April 2009, the FASB issued FASB Staff Position ("FSP") FAS 107-1 and Accounting Principles Board ("APB") 28-1, "Interim Disclosures about Fair Value of Financial Instruments", to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion No. 28, "Interim Financial Reporting", to require those disclosures in summarized financial information at interim reporting periods. This FSP shall be effective for interim reporting periods ending after June 15, 2009. The Corporation adopted FSP FAS 107-1 and APB 28-1 during the second quarter of 2009.

     In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, "Recognition and Presentation of Other-Than-Temporary Impairments", to amend the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The FSP shall be effective for interim and annual reporting periods ending after June 15, 2009. The Corporation adopted FSP FAS 115-2 and FAS 124-2 during the second quarter of 2009.

                             Cheviot Financial Corp.

                For the three months ended June 30, 2009 and 2008


     8.  Effects of Recent Accounting Pronouncements (continued)
         -------------------------------------------

     Also in April 2009, the FASB issued FSP FAS 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly", to provide additional guidance for estimating fair value in accordance with SFAS No. 157, "Fair Value Measurements", when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. It shall be effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. The Corporation adopted FSP FAS 157-4 during the second quarter of 2009, and the adoption did not have a material effect on its consolidated financial statements.

     The Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 111, "Other Than Temporary Impairment of Certain Investments in Equity Securities" ("SAB No. 111"), in April 2009 in response to the FASB's April 2009 release of Final FSP FAS 115-2 and FAS 124-2. SAB No. 111 amends and replaces "Other Than Temporary Impairment of Certain Investments in Debt and Equity Securities", ("Topic 5.M"), in the SEC's Staff Accounting Bulletin series. With the amendments in SAB No. 111, debt securities are excluded from the scope of Topic 5.M, but the SEC staff's views on equity securities are still included within the topic. According to the revision to Topic 5.M, the SEC does not interpret the FASB's use of the term other-than-temporary to mean permanent. The Corporation has considered this interpretative guidance for the disclosures in its interim financial statements.

     In May 2009, the FASB issued SFAS No. 165, "Subsequent Events" ("SFAS No. 165"), which sets forth the circumstances under which an entity should recognize events occurring after the balance sheet date and the disclosures that should be made. Also, this statement requires disclosure of the date through which the entity has evaluated subsequent events (for public companies, and other companies that expect to widely distribute their financial statements, this date is the date of financial statement issuance, and for nonpublic companies, the date the financial statements are available to be issued). The effective date is for interim and annual periods ending after June 15, 2009. The Corporation adopted SFAS No. 165 during the second quarter of 2009, and the adoption did not have a material effect on its consolidated financial statements.

     In June 2009, the FASB issued SFAS No. 166, "Accounting for Transfers of Financial Assets" ("SFAS No. 166"), which is a revision to SFAS No. 140, eliminates the concept of a qualifying special purpose entity (QSPE), changes the requirements for derecognizing financial assets, and requires additional disclosures, including information about continuing exposure to risks related to transferred financial assets. SFAS No. 166 is effective for financial asset transfers occurring after the beginning of fiscal years beginning after November 15, 2009. The disclosure requirements must be applied to transfers that occurred before and after the effective date. The Corporation is currently evaluating the impact on its financial statements of adopting SFAS No. 166.

     In June 2009, the FASB issued SFAS No. 167, "Amendments to FASB Interpretation No. 46(R)" ("SFAS No. 167"), which revises FIN 46(R), contains new criteria for determining the primary beneficiary, eliminates the exception to consolidating QSPE's, requires continual reconsideration of conclusions reached in determining the primary beneficiary, and requires additional disclosures. SFAS No. 167 is effective as of the beginning of fiscal years beginning after November 15, 2009 and is applied using a cumulative effect adjustment to retained earnings for any carrying amount adjustments (e.g., for newly- consolidated VIE's). The Corporation has not evaluated the effect of the adoption of SFAS No. 167 on its consolidated financial statements.

                            . Cheviot Financial Corp.

                For the three months ended June 30, 2009 and 2008


     8.  Effects of Recent Accounting Pronouncements (continued)
         -------------------------------------------

     Also in June 2009, the FASB issued SFAS No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles" ("SFAS No. 168"). The Codification will become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities and will supersede all non-SEC accounting and reporting standards. This statement is effective for financial statements issued for interim and annual financial statements ending after September 15, 2009. The Corporation is currently evaluating the impact of adopting SFAS No. 168.

     9.  Fair Value of Financial Instruments
         -----------------------------------

     Fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practical to estimate the value, is based upon the characteristics of the instruments and relevant market information. Financial instruments include cash, evidence of ownership in an entity or contracts that convey or impose on an entity the contractual right or obligation to either receive or deliver cash for another financial instrument. These fair value estimates are based on relevant market information and information about the financial instruments. Fair value estimates are intended to represent the price for which an asset could be sold or liability could be settled. However, given there is no active market or observable market transactions for many of the Corporation's financial instruments, it has made estimates of many of these fair values which are subjective in nature, involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimated values. The fair value estimates are determined in accordance with SFAS No. 157.

     The following methods and assumptions were used by the Corporation in estimating its fair value disclosures for financial instruments at June 30, 2009:

               Cash and cash equivalents: The carrying amounts presented in the consolidated statements of financial condition for cash and cash equivalents are deemed to approximate fair value.

               Investment and mortgage-backed securities: For investment and mortgage-backed securities, fair value is deemed to equal the quoted market price.

               Loans receivable: The loan portfolio was segregated into categories with similar characteristics, such as one-to four-family residential, multi-family residential and commercial real estate. These loan categories were further delineated into fixed-rate and adjustable-rate loans. The fair values for the resultant loan categories were computed via discounted cash flow analysis, using current interest rates offered for loans with similar terms to borrowers of similar credit quality. For loans on deposit accounts, fair values were deemed to equal the historic carrying values. The historical carrying amount of accrued interest on loans is deemed to approximate fair value.

               Federal Home Loan Bank stock: The carrying amount presented in the consolidated statements of financial condition is deemed to approximate fair value.

                             Cheviot Financial Corp.

                For the three months ended June 30, 2009 and 2008


     9.  Fair Value of Financial Instruments (continued)
         -----------------------------------

               Deposits: The fair value of NOW accounts, passbook accounts, and money market demand deposits is deemed to approximate the amount payable on demand at June 30, 2009. Fair values for fixed-rate certificates of deposit have been estimated using a discounted cash flow calculation using the interest rates currently offered for deposits of similar remaining maturities.

               Advances from the Federal Home Loan Bank: The fair value of these advances is estimated using the rates currently offered for similar advances of similar remaining maturities or, when available, quoted market prices. Advances by Borrowers for Taxes and Insurance: The carrying amount of advances by borrowers for taxes and insurance is deemed to approximate fair value.

               Commitments to extend credit: For fixed-rate loan commitments, the fair value estimate considers the difference between current levels of interest rates and committed rates. At June 30, 2009, the fair value of the derivative loan commitments was not material.

                                                                                 June 30, 2009
                                                                          Carrying            Fair
                                                                            Value            Value
                                                                                 (In thousands)
    Financial assets
      Cash and cash equivalents                                          $  18,731        $  18,731
      Investment securities                                                 43,350           43,350
      Mortgage-backed securities                                            11,864           11,971
      Loans receivable - net                                               252,010          261,357
      Federal Home Loan Bank stock                                           3,369            3,369
                                                                         ---------        ---------

                                                                          $329,324         $338,778

    Financial liabilities
      Deposits                                                            $229,782         $229,715
      Advances from the Federal Home
        Loan Bank                                                           40,336           42,969
      Advances by borrowers for taxes
        and insurance                                                          541              541
                                                                         ---------        ---------

                                                                          $270,659         $273,225

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

Discussion of Financial Condition Changes at December 31, 2008 and at June 30, 2009
--------------------------------------------------------------------------------

Total assets increased $10.5 million, or 3.2%, to $342.5 million at June 30, 2009, from $332.0 million at December 31, 2008. The increase in total assets reflects increases in cash and cash equivalents and mortgage-backed securities, which was partially offset by a decrease in loans receivable and investment securities. The change in the composition of our interest earning assets reflects management's decision to increase its liquidity during a period of low interest rates during the economic downturn.

Cash, federal funds sold and interest-earning deposits increased $8.7 million, or 87.1%, to $18.7 million at June 30, 2009, from $10.0 million at December 31, 2008. The increase in cash and cash equivalents at June 30, 2008, was due to a $8.1 million increase in interest-earning deposits and a $776,000 increase in federal funds sold, which was partially offset by a $111,000 decrease in cash and due from banks. Investment securities increased $12.4 million to $43.3 million at June 30, 2009. At June 30, 2009, $43.3 million of investment securities were classified as available for sale. As of June 30, 2009, none of the investment securities are considered impaired.

                             Cheviot Financial Corp.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Discussion of Financial Condition Changes at December 31, 2008 and at June 30, 2009 (continued)
--------------------------------------------------------------------------------

Mortgage-backed securities increased $4.3 million, or 56.9%, to $11.9 million at June 30, 2009, from $7.6 million at December 31, 2008. The increase in mortgage-backed securities was due primarily to purchases of $5.3 million , which was partially offset by principal prepayments and repayments totaling $1.0 million. At June 30, 2009, $6.4 million of mortgage-backed securities were classified as held to maturity, while $5.5 million were classified as available for sale. As of June 30, 2009, none of the mortgage-backed securities are considered impaired.

Loans receivable, including loans held for sale, decreased $16.5 million, or 6.1%, to $252.0 million at June 30, 2009, from $268.5 million at December 31, 2008. The decrease reflects loan principal repayments of $41.5 million and sales of $16.1 million, partially offset by loan originations totaling $42.4 million.

The allowance for loan losses totaled $996,000 and $709,000 at June 30, 2009 and December 31, 2008, respectively. In determining the adequacy of the allowance for loan losses at any point in time, management and the board of directors apply a systematic process focusing on the risk of loss in the portfolio. First, the loan portfolio is segregated by loan types to be evaluated collectively and loan types to be evaluated individually. Delinquent multi-family and commercial loans are evaluated individually for potential impairments in their carrying value. Second, the allowance for loan losses entails utilizing our historic loss experience by applying such loss percentage to the loan types to be collectively evaluated in the portfolio. The $164,000 increase in the provision for losses on loans during the six months ended June 30, 2009 is a reflection of these factors, weaker economic conditions in the greater Cincinnati area, loan charge-offs of $134,000 and the need to allocate approximately $32,000 in specific reserves for two residential properties totaling $131,000 which were acquired through foreclosure during the six months ended June 30, 2009. The analysis of the allowance for loan losses requires an element of judgment and is subject to the possibility that the allowance may need to be increased, with a corresponding reduction in earnings. To the best of management's knowledge, all known and inherent losses that are probable and that can be reasonably estimated have been recorded at June 30, 2009.

Non-performing and impaired loans totaled $759,000 and $1.8 million at June 30, 2009 and December 31, 2008, respectively. At June 30, 2009, non-performing and impaired loans were comprised of seven loans secured by one- to four-family residential real estate. The decrease in impaired loans was mainly the result of transferring $1.2 million of impaired loans to other real estate owned. At June 30, 2009 and December 31, 2008 real estate acquired through foreclosure totaled $2.0 million and $1.1 million, respectively. The allowance for loan losses represented 36.2% and 38.4% of non-performing and impaired loans at June 30, 2009 and December 31, 2008, respectively. Although management believes that the Corporation's allowance for loan losses conforms to generally accepted accounting principles based upon the available facts and circumstances, there can be no assurance that additions to the allowance will not be necessary in future periods, which would adversely affect our results of operations.

Deposits increased $13.7 million, or 6.4%, to $229.8 million at June 30, 2009, from $216.0 million at December 31, 2008. Advances from the Federal Home Loan Bank of Cincinnati decreased by $4.3 million, or 9.6%, to $40.3 million at June 30, 2009, from $44.6 million at December 31, 2008.

Shareholders' equity increased $326,000, or 0.5%, to $68.6 million at June 30, 2009, from $68.2 million at December 31, 2008. The increase primarily resulted from net earnings of $518,000, amortization of stock benefit plans of $373,000, which was partially offset by dividends paid of $680,000. At June 30, 2009, Cheviot Financial had the ability to purchase an additional 364,616 shares under its announced stock repurchase plan.

                             Cheviot Financial Corp.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Discussion of Financial Condition Changes at December 31, 2008 and at June 30, 2009 (continued)
--------------------------------------------------------------------------------

Liquidity and Capital Resources
-------------------------------

We monitor our liquidity position on a daily basis using reports that recap all deposit activity and loan commitments. A significant portion of our deposit base is made up of time deposits. At June 30, 2009, $109.7 million of time deposits are due to mature within twelve months. The daily deposit activity report allows us to price our time deposits competitively. Because of this and our deposit retention experience, we anticipate that a significant portion of maturing time deposits will be retained.

Borrowings from the Federal Home Loan Bank of Cincinnati decreased $4.3 million during the six months ended June 30, 2009. We have the ability to increase such borrowings by approximately $101.3 million.

Comparison of Operating Results for the Six-Month Periods Ended June 30, 2009 and 2008
--------------------------------------------------------------------------------

General
-------

Net earnings for the six months ended June 30, 2009 totaled $518,000, a $25,000 decrease from the $543,000 net earnings reported for the same period in 2008. The decrease in net earnings reflects an increase in general, administrative and other expenses of $522,000, an increase of $164,000 in the provision for losses on loans and an increase of $15,000 in federal income taxes, which were partially offset by an increase of $417,000 in net interest income and an increase in other income of $259,000 for the 2009 period.

Net Interest Income
-------------------

Total interest income decreased $514,000, or 5.7%, to $8.4 million for the six-months ended June 30, 2009, from the comparable period in 2008. Interest income on loans decreased $40,000, or 0.5%, to $7.6 million during the 2009 period. This decrease was due primarily to an 8 basis point decrease in the average yield on loans to 5.88% for the 2009 period from 5.96% for the 2008 period, which was partially offset by a $1.9 million, or 0.8%, increase in the average balance of loans outstanding for the six months ended June 30, 2009.

Interest income on mortgage-backed securities decreased $31,000, or 11.8%, to $231,000 for the six months ended June 30, 2009, from $262,000 for the same period in 2008, due primarily to a 153 basis point decrease in the average yield, which was partially offset by a $1.8 million increase in the average balance of securities outstanding period to period. Interest income on investment securities decreased $398,000, or 37.8%, to $654,000 for the six months ended June 30, 2009, compared to $1.1 million for the same period in 2008, due primarily to an 142 basis point decrease in the average yield to 4.16% in the 2009 period, and a decrease of $6.2 million, or 16.6% in the average balance of investment securities outstanding. Interest income on other interest-earning deposits decreased $45,000, or 64.3% to $25,000 for the six months ended June 30, 2009, as compared to the same period in 2008.

                             Cheviot Financial Corp.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Six-Month Periods Ended June 30, 2009 and 2008(continued)
--------------------------------------------------------------------------------

Interest expense decreased $931,000, or 20.7% to $3.6 million for the six months ended June 30, 2009, from $4.5 million for the same period in 2008. Interest expense on deposits decreased by $1.1 million, or 29.7%, to $2.6 million for the six months ended June 30, 2009, from $3.7 million for the same period in 2008 due primarily to a 109 basis point decrease in the average costs of deposits to 2.39% during the 2009 period, which was partially offset by a $5.5 million, or 2.6%, increase in the average balances outstanding. Interest expense on borrowings increased by $182,000, or 24.4%, due primarily to a $9.0 million, or 26.9%, increase in the average balance outstanding, which was partially offset by a 9 basis point decrease in the average cost of borrowings. The decrease in the average cost of deposits and borrowings reflects lower shorter term interest rates in 2009 as compared to 2008, as actions by the Federal Reserve to reduce shorter term interest rates resulted in a steepening of the yield curve and a reduction of short term and medium term interest rates.

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $417,000, or 9.4%, to $4.9 million for the six months ended June 30, 2009. The average interest rate spread increased to 2.64% for the six months ended June 30, 2009 from 2.23% for the six months ended June 30, 2008. The net interest margin increased to 3.09% for the six months ended June 30, 2009 from 2.91% for the six months ended June 30, 2008.

Provision for Losses on Loans
-----------------------------

As a result of an analysis of historical experience, the volume and type of lending conducted by the Savings Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Savings Bank's market area, and other factors related to the collectability of the Savings Bank's loan portfolio, management recorded a $452,000 provision for losses on loans for the six months ended June 30, 2009, compared to a $288,000 provision for losses on loans for the six months ended June 30, 2008. The decision to make a provision for loan losses during the six months ended June 30, 2009 reflects the amount necessary to maintain an adequate allowance based on the five year historical loss experience and other external factors. These other external factors, economic conditions, and collateral value changes, have had a negative impact on non-owner-occupied loans in the portfolio. There can be no assurance that the loan loss allowance will be sufficient to cover losses on non-performing loans in the future; however, management believes they have identified all known and inherent losses that are probable and that can be reasonably estimated within the loan portfolio, and that the allowance is adequate to absorb such losses.

Other Income
------------

Other income increased $259,000, or 120.5%, to $474,000 for the six months ended June 30, 2009, compared to the same period in 2008, due primarily to an increase in the gain on the sale of loans of $263,000, which was partially offset by an increase of $6,000 in the loss on sale of real estate acquired through foreclosure.

                             Cheviot Financial Corp.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Six-Month Periods Ended June 30, 2009 and 2008 (continued)
--------------------------------------------------------------------------------

General, Administrative and Other Expense
-----------------------------------------

General, administrative and other expense increased $522,000, or 14.3%, to $4.2 million for the six months ended June 30, 2009, from $3.6 million for the comparable period in 2008. This increase is a result of an increase of $188,000 in employee compensation and benefits, an increase of $25,000 in data processing expense, an increase of $144,000 in FDIC expense and a $116,000 increase in other operating expense. The increase in employee compensation and benefits is a result of the increase in compensation expense for additional employees and an increase in the health costs as a result of overall company growth. The increase in data processing expense is a result of the conversion of the core computer operating system in May 2009. The increase in FDIC expense is a result of the special assessment from the Federal Deposit Insurance Corporation of approximately $140,000. The increase in other operating expense is a result of real estate taxes, maintenance and insurance expense on properties acquired through foreclosure.

FDIC Premiums
-------------

The Federal Deposit Insurance Corporation ("FDIC") imposed an assessment against institutions for deposit insurance. This assessment is based on the risk category of the institution and currently ranges from 5 to 43 basis points of the institution's deposits. Federal law requires that the designated reserve ratio for the deposit insurance fund be established by the FDIC at 1.15% to 1.50% of estimated insured deposits. If this reserve ratio drops below 1.15% or the FDIC expects it to do so within six months, the FDIC must, within 90 days, establish and implement a plan to restore the designated reserve ratio to 1.15% of estimated insured deposits within five years (absent extraordinary circumstances). On December 22, 2008, the FDIC issued final rules increasing the current assessment rates for all institutions by 7 basis points and up to 50 basis points for certain financial institutions for the first quarter of 2009. It is expected that the FDIC will adopt a new risk based assessment system.

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

On February 27, 2009, the FDIC announced an amendment to its restoration plan for the Deposit Insurance Fund by imposing an emergency special assessment on all insured financial institutions. This special assessment of $140,000 occurred on June 30, 2009, and will be payable by us on September 30, 2009. It is expected that an additional special assessment may occur in 2009.

                             Cheviot Financial Corp.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Six-Month Periods Ended June 30, 2009 and 2008 (continued)
--------------------------------------------------------------------------------

Federal Income Taxes
--------------------

The provision for federal income taxes increased $15,000, or 7.5%, to $216,000 for the six months ended June 30, 2009, from $201,000 for the same period in 2008. The effective tax rate was 29.4% and 27.0% for the six month periods ended June 30, 2009 and 2008. The difference between the Corporation's effective tax rate in the 2009 and 2008 periods and the 34% statutory corporate rate is due primarily to the tax-exempt earnings on bank-owned life insurance, tax exempt interest on municipal obligations and tax benefits for the contribution to the Cheviot Savings Bank Foundation.

Comparison of Operating Results for the Three-Month Periods Ended June 30,
2009 and 2008
--------------------------------------------------------------------------------

General
-------

Net earnings for the three months ended June 30, 2009 totaled $225,000, a $221,000 decrease from the $446,000 earnings reported in the June 2008 period. The decrease in net earnings reflects an increase in general, administrative and other expenses of $350,000 and an increase in the provision for losses on loans of $90,000, which were partially offset by an increase of $76,000 in net interest income, an increase in other income of $90,000 and a decrease of $53,000 in federal income taxes for the 2009 quarter.

Net Interest Income
-------------------

Total interest income decreased $315,000, or 7.1%, to $4.1 million for the three-months ended June 30, 2009, from the comparable quarter in 2008. Interest income on loans decreased $83,000, or 2.2%, to $3.7 million during the 2009 quarter from $3.8 million for the 2008 quarter. This decrease was due primarily to a $7.6 million, or 3.0%, decrease in the average balance of loans outstanding, which was partially offset by a 5 basis point increase in the average yield on loans to 5.90% for the 2009 quarter from 5.85% for the three months ended June 30, 2008.

Interest income on mortgage-backed securities increased $3,000, or 2.4%, to $126,000 for the three months ended June 30, 2009, from $123,000 for the comparable 2008 quarter, due primarily to a $3.3 million increase in the average balance of securities outstanding, which was partially offset by a 147 basis point decrease in the average yield period to period. Interest income on investment securities decreased $212,000, or 42.6%, to $286,000 for the three months ended June 30, 2009, compared to $498,000 for the same quarter in 2008, due primarily to a 266 basis point decrease in the average yield to 3.12% in the 2009 quarter, which was partially offset by an increase of $2.2 million, or 6.3% in the average balance of investment securities outstanding. Interest income on other interest-earning deposits decreased $23,000, or 60.5% to $15,000 for the three months ended June 30, 2009.

Interest expense decreased $391,000, or 18.5% to $1.7 million for the three months ended June 30, 2009, from $2.1 million for the same quarter in 2008. Interest expense on deposits decreased by $477,000, or 27.4%, to $1.3 million, from $1.7 million, due primarily to a 100 basis point decrease in the average costs of deposits to 2.25% during the 2009 quarter due to the lower rate repricings of certificates of deposit, as deposit rates were lower in 2009 as compared to 2008. This was partially offset by a $9.9 million, or 4.6%, increase in the average balance outstanding. Interest expense on borrowings increased by $86,000, or 23.2%, due primarily to a $7.0 million, or 20.0%, increase in the average balance outstanding and a 12 basis point increase in the average cost of borrowings.

                             Cheviot Financial Corp.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Three-Month Periods Ended June 30, 2009 and 2008(continued)
--------------------------------------------------------------------------------

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $76,000, or 3.3%, to $2.4 million for the three months ended June 30, 2009, as compared to the same quarter in 2008. The average interest rate spread increased to 2.66% for the three months ended June 30, 2009 from 2.38% for the three months ended June 30, 2008. The net interest margin increased slightly to 3.05% for the three months ended June 30, 2009 from 3.02% for the three months ended June 30, 2008.

Provision for Losses on Loans
-----------------------------

Management recorded a $115,000 provision for losses on loans for the three months ended June 30, 2009, compared to a $25,000 provision for losses on loans for the three months ended June 30, 2008. The decision to make a provision for loan losses during the three months ended June 30, 2009 reflects the amount necessary to maintain an adequate allowance based on the five year historical loss experience and other external factors. There can be no assurance that the loan loss allowance will be sufficient to cover losses on non-performing loans in the future, however management believes they have identified all known and inherent losses that are probable and that can be reasonably estimated within the loan portfolio, and that the allowance for loan losses is adequate to absorb such losses.

Other Income
------------

Other income increased $90,000, or 58.8%, to $243,000 for the three months ended June 30, 2009, compared to the same quarter in 2008, due primarily to an increase in the gain on the sale of loans of $136,000, which was partially offset by an increase in the loss on sale of real estate acquired through foreclosure of $45,000.

General, Administrative and Other Expense
-----------------------------------------

General, administrative and other expense increased $350,000, or 19.1%, to $2.2 million for of the three months ended June 30, 2009. This increase is a result of an increase of $88,000 in employee compensation and benefits, an increase of $141,000 in FDIC expense and an increase of $60,000 in other operating expense. The increase in employee compensation and benefits is a result of the increase in compensation expense for additional employees and an increase in the health costs as a result of overall company growth. The increase in FDIC expense is a result of the special assessment from the Federal Deposit Insurance Corporation of approximately $140,000. The increase in other operating expense is a result of real estate taxes, maintenance and insurance expense on properties acquired through foreclosure.

Federal Income Taxes
--------------------

The provision for federal income taxes decreased $53,000, or 32.7%, to $109,000 for the three months ended June 30, 2009, from $162,000 for the same quarter in 2008, due primarily to a $274,000, or 45.1%, decrease in pre-tax earnings. The effective tax rate was 32.6% and 26.6% for the three month periods ended June 30, 2009 and 2008, respectively. The difference between the Corporation's effective tax rate in the 2009 and 2008 periods and the 34% statutory corporate rate is due primarily to the tax-exempt earnings on bank-owned life insurance, tax exempt interest on municipal obligations and tax benefits for the contribution to the Cheviot Savings Bank Foundation.

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

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds
         ------------------------------------------------------------

         The Corporation announced a repurchase plan on January 16, 2008 which provides for the repurchase of 5% or 447,584 shares of our common stock. As of June 30, 2009, the Corporation had purchased 82,968 shares pursuant to the program.

                                                                                                         Total # of
                                                                                                   shares purchased
                                                              Total              Average          as part of publicly
                                                           # of shares         price paid           announced plans
                  Period                                    purchased           per share             or programs
                  ------                                    ---------           ---------            ------------

                  April 1-30, 2009                                -               $ -                    79,170
                  May 1-31, 2009                              3,798               $7.51                  82,968
                  June 1-30, 2009                                 -               $ -                    82,968

ITEM 3.  Defaults Upon Senior Securities
         -------------------------------

         Not applicable.

ITEM 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         The Corporation held its Annual Meeting of Shareholders on April 28, 2009. Two matters were presented to the shareholders for a vote: The shareholders elected two directors by the following votes:

                                              For                Withheld
                                              ---                --------

         Steven R. Hausfeld                 8,276,609              61,272
         Thomas J. Linneman                 7,847,004             490,877

         In  addition,  the  following  are  the  continuing  directors  of  the
         Corporation:

         Edward L. Kleemeier
         John T. Smith
         Robert L. Thomas
         James E. Williamson

         The shareholders ratified the selection of Clark, Schaefer, Hackett & Co. as the Corporation's auditors for the 2009 calendar year by the following vote:

         For: 8,318,567  Against: 17,766  Abstain: 1,548    Broker Non-Vote:  0

ITEM 5.  Other Information
         -----------------

         None.

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


Date:  August 12, 2009                      By: /s/ Thomas J. Linneman
       --------------------------               -------------------------------
                                                Thomas J. Linneman
                                                President and Chief Executive
                                                Officer



Date:  August 12, 2009                      By: /s/ Scott T. Smith
       --------------------------               -------------------------------
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


Date:  August 12, 2009                     /s/ Thomas J. Linneman
       ---------------                     ------------------------------------
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


Date:  August 12, 2009                     /s/ Scott T. Smith
       ---------------                     ------------------------------------
                                           Scott T. Smith
                                           Chief Financial Officer
                                           (principal financial officer)

                                                                    Exhibit 32.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Cheviot Financial Corp. (the "Company"), on Form 10-Q for the period ended June 30, 2009, as filed with the Securities and Exchange Commission on the date of this Certification (the "Report"), I, Thomas J. Linneman, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

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

         Date:  August 12, 2009
                ---------------

                                                                    Exhibit 32.2

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Cheviot Financial Corp. (the "Company"), on Form 10-Q for the period ended June 30, 2009, as filed with the Securities and Exchange Commission on the date of this Certification (the "Report"), I, Scott T. Smith, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

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



                                           /s/ Scott T. Smith
                                           -------------------------------------
                                           Scott T. Smith
                                           Chief Financial Officer

         Date:  August 12, 2009
                ---------------