Form 10-Q
period 2009-09-30
CHEVIOT FINANCIAL CORP
filed 2009-11-12
CIK 1248124

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                 September 30, 2009
                                ------------------------------------------------

                                       OR

[ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _______________

Commission File No. 0-50529

                             CHEVIOT FINANCIAL CORP.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

     Federal                                                56-2423720
----------------------------------                     ---------------------
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

Yes [   ]         No  [X]

As of November 12, 2009, the latest practicable date, 8,868,706 shares of the registrant's common stock, $.01 par value, were issued and outstanding.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [   ]         No  [   ]

                                  INDEX

                                                                         Page

PART I  -     FINANCIAL INFORMATION

               Consolidated Statements of Financial Condition            3

               Consolidated Statements of Earnings                       4

               Consolidated Statements of Comprehensive Income           5

               Consolidated Statements of Cash Flows                     6

               Notes to Consolidated Financial Statements                8

               Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations                                               21

               Quantitative and Qualitative Disclosures about
               Market Risk                                              29

               Controls and Procedures                                  29

PART II  -   OTHER INFORMATION                                          30

SIGNATURES                                                              31

                             Cheviot Financial Corp.

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                        (In thousands, except share data)

                                                                                      September 30,        December 31,
         ASSETS                                                                                2009                2008
                                                                                        (Unaudited)

Cash and due from banks                                                                   $   2,583           $   4,192
Federal funds sold                                                                            5,558               4,063
Interest-earning deposits in other financial institutions                                     4,753               1,758
                                                                                          ---------           ---------
         Cash and cash equivalents                                                           12,894              10,013

Investment securities available for sale - at fair value                                     49,525              23,909
Investment securities held to maturity - at cost, approximate market value of $- and $7,074 at September 30, 2009
  and December 31, 2008, respectively                                                             -               7,000
Mortgage-backed securities available for sale - at fair value                                 5,217                 648
Mortgage-backed securities held to maturity - at cost, approximate market value of $6,103 and $6,830 at September 30, 2009 and
  December 31, 2008, respectively                                                             6,005               6,915
Loans receivable - net                                                                      251,661             267,754
Loans held for sale - at lower of cost or market                                                429                 729
Real estate acquired through foreclosure - net                                                2,391               1,064
Office premises and equipment - at depreciated cost                                           4,945               4,969
Federal Home Loan Bank stock - at cost                                                        3,369               3,369
Accrued interest receivable on loans                                                          1,111               1,159
Accrued interest receivable on mortgage-backed securities                                        38                  32
Accrued interest receivable on investments and interest-earning deposits                        395                 466
Prepaid expenses and other assets                                                               796                 297
Bank-owned life insurance                                                                     3,618               3,516
Prepaid federal income taxes                                                                     90                 160
                                                                                          ---------           ---------

         Total assets                                                                     $ 342,484           $ 332,000
                                                                                          =========           =========

         LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits                                                                                   $232,325            $216,048
Advances from the Federal Home Loan Bank                                                     37,973              44,604
Advances by borrowers for taxes and insurance                                                   992               1,464
Accrued interest payable                                                                        147                 172
Accounts payable and other liabilities                                                        1,822               1,069
Deferred federal income taxes                                                                   528                 412
                                                                                          ---------           ---------
         Total liabilities                                                                  273,787             263,769

Shareholders' equity
  Preferred stock - authorized 5,000,000 shares, $.01 par value; none issued
  Common stock - authorized 30,000,000 shares, $.01 par value;
    9,918,751 shares issued at September 30, 2009 and December 31, 2008, respectively            99                  99
  Additional paid-in capital                                                                 43,771              43,625
  Shares acquired by stock benefit plans                                                     (2,426)             (2,829)
  Treasury stock - at cost, 1,050,045 and 1,046,247 shares at September 30, 2009
    and December 31, 2008, respectively                                                     (12,828)            (12,799)
  Retained earnings - restricted                                                             40,015              40,276
  Accumulated comprehensive gain (loss), unrealized gains (losses) on securities
    available for sale, net of related tax effects (benefits)                                    66                (141)
                                                                                          ---------           ---------
         Total shareholders' equity                                                          68,697              68,231
                                                                                          ---------           ---------

         Total liabilities and shareholders' equity                                       $ 342,484           $ 332,000
                                                                                          =========           =========

See accompanying notes to consolidated financial statements.

                             Cheviot Financial Corp.

                       CONSOLIDATED STATEMENTS OF EARNINGS

                      (In thousands, except per share data)

                                                                          Nine months ended            Three months ended
                                                                            September 30,                 September 30,
                                                                       2009          2008             2009           2008
                                                                                           (Unaudited)
Interest income
  Loans                                                               $11,103      $11,489           $ 3,577      $ 3,922
  Mortgage-backed securities                                              342          369               110          107
  Investment securities                                                 1,038        1,582               384          531
  Interest-earning deposits and other                                      35           80                10           10
                                                                      -------      -------           -------      -------
         Total interest income                                         12,518       13,520             4,081        4,570

Interest expense
  Deposits                                                              3,805        5,261             1,169        1,513
  Borrowings                                                            1,350        1,226               422          480
                                                                      -------      -------           -------      -------
         Total interest expense                                         5,155        6,487             1,591        1,993
                                                                      -------      -------           -------      -------

         Net interest income                                            7,363        7,033             2,490        2,577

Provision for losses on loans                                             803          413               351          125
                                                                      -------      -------           -------      -------

         Net interest income after provision for losses on loans        6,560        6,620             2,139        2,452

Other income (expense)
  Rental                                                                   38           39                13           13
  Gain on sale of loans                                                   319           26                47           17
  Loss on sale of real estate acquired through foreclosure                (54)         (48)               (5)          (5)
  Earnings on bank-owned life insurance                                   103           99                34           34
  Other operating                                                         247          246                90           87
                                                                      -------      -------           -------      -------
         Total other income                                               653          362               179          146

General, administrative and other expense
  Employee compensation and benefits                                    3,384        3,247             1,100        1,150
  Occupancy and equipment                                                 429          418               147          140
  Property, payroll and other taxes                                       745          719               235          229
  Data processing                                                         257          236                73           77
  Legal and professional                                                  316          285                97           93
  Advertising                                                             150          150                50           50
  FDIC expense                                                            194           22                38            9
  Other operating                                                         570          453               143          142
                                                                      -------      -------           -------      -------
         Total general, administrative and other expense                6,045        5,530             1,883        1,890
                                                                      -------      -------           -------      -------
         Earnings before income taxes                                   1,168        1,452               435          708

Federal income taxes (benefit)
  Current                                                                 401          452               219          345
  Deferred                                                                  9            6               (25)         (88)
                                                                      -------      -------           -------      -------
         Total federal income taxes                                       410          458               194          257
                                                                      -------      -------           -------      -------
         NET EARNINGS                                                 $   758      $   994           $   241      $   451
                                                                      =======      =======           =======      =======
         EARNINGS PER SHARE
           Basic                                                      $   .09      $   .11           $   .03      $   .05
                                                                      =======      =======           =======      =======
           Diluted                                                    $   .09      $   .11           $   .03      $   .05
                                                                      =======      =======           =======      =======
           Dividends per common share                                 $   .30      $   .27           $   .10      $   .09
                                                                      =======      =======           =======      =======

See accompanying notes to consolidated financial statements.

                             Cheviot Financial Corp.

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

         For the nine and three months ended September 30, 2009 and 2008
                                 (In thousands)

                                                                                For the nine months            For the three months
                                                                                ended September 30,             ended September 30,
                                                                                 2009         2008              2009         2008

Net earnings for the period                                                      $758         $ 994              $241       $ 451
Other comprehensive income (loss), net of tax (benefits):
  Unrealized holding gains (losses) on securities during the period, net of tax
    (benefits) of $107and $(262) for the nine months ended September 30, 2009 and 2008, respectively, and $97and $(151) for the three months ended
    September 30, 2009 and 2008, respectively                                     207          (508)              188        (294)
                                                                                 ----         -----              ----        ----
Comprehensive income                                                             $965         $ 486              $429       $ 157
                                                                                 ====         =====              ====       =====
Accumulated comprehensive income (loss)                                          $ 66         $(462)             $ 66       $(462)
                                                                                 ====         =====              ====       =====


See accompanying notes to consolidated financial statements.

                             Cheviot Financial Corp.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              For the nine months ended September 30, 2009 and 2008
                                 (In thousands)

                                                                                               2009                2008
                                                                                                      (Unaudited)
Cash flows from operating activities:
  Net earnings for the period                                                               $   758             $   994
  Adjustments to reconcile net earnings to net cash
  provided by operating activities:
    Amortization of premiums and discounts on investment
      and mortgage-backed securities, net                                                        15                 (15)
    Depreciation                                                                                234                 214
    Amortization of deferred loan origination fees - net                                        (20)                  -
    Proceeds from sale of loans in the secondary market                                      19,405               2,833
    Loans originated for sale in the secondary market                                       (19,086)             (2,787)
    Gain on sale of loans                                                                      (319)                (26)
    Loss on sale of real estate acquired through foreclosure                                     54                  48
    Federal Home Loan Bank stock dividends                                                        -                (131)
    Provision for losses on loans                                                               803                 413
    Net increase in cash surrender value of bank-owned life insurance                          (102)                (99)
    Amortization of expense related to stock benefit plans                                      363                 376
    Increase (decrease) in cash due to changes in:
      Accrued interest receivable on loans                                                       48                 (62)
      Accrued interest receivable on mortgage-backed securities                                  (6)                 16
      Accrued interest receivable on investments and interest-
        earning deposits                                                                         71                 (98)
      Prepaid expenses and other assets                                                        (499)               (215)
      Accounts payable and other liabilities                                                    753                 103
      Accrued interest payable                                                                  (25)                 60
      Federal income taxes
        Current                                                                                  70                 199
        Deferred                                                                                  9                   6
                                                                                             ------              ------
         Net cash provided by operating activities                                            2,526               1,829
                                                                                             ------              ------

Cash flows used in investing activities:
  Principal repayments on loans                                                              58,684              39,471
  Loan disbursements                                                                        (42,787)            (56,758)
  Loans purchased                                                                            (1,700)               (455)
  Purchase of investment securities - available for sale                                    (55,940)            (18,973)
  Proceeds from maturity of investment securities - available for sale                       30,565              21,000
  Proceeds from maturity of investment securities - held to maturity                          7,000                   -
  Purchase of mortgage-backed securities - available for sale                                (5,267)                  -
  Principal repayments on mortgage-backed securities - available for sale                       755                 143
  Principal repayments on mortgage-backed securities - held to maturity                         911               2,243
  Proceeds from sale of real estate acquired through foreclosure                                268                 661
  Additions to real estate acquired through foreclosure                                        (236)                 (9)
  Proceeds from sale of office premises and equipment                                             1                   -
  Purchase of office premises and equipment                                                    (211)                (69)
                                                                                             ------              ------
         Net cash used in investing activities                                               (7,957)            (12,746)
                                                                                             ------              ------
Cash flows provided by financing activities:
  Net increase (decrease) in deposits                                                        16,277              (6,810)
  Proceeds from Federal Home Loan Bank advances                                                   -              25,500
  Repayments on Federal Home Loan Bank advances                                              (6,631)             (8,105)
  Advances by borrowers for taxes and insurance                                                (472)               (287)
  Treasury stock repurchases                                                                    (29)               (649)
  Stock option expense, net                                                                     186                 183
  Dividends paid on common stock                                                             (1,019)               (925)
                                                                                             ------              ------
         Net cash provided by financing activities                                            8,312               8,907
                                                                                             ------              ------

Net increase (decrease) in cash and cash equivalents                                          2,881              (2,010)

Cash and cash equivalents at beginning of period                                             10,013               9,450
                                                                                             ------              ------

Cash and cash equivalents at end of period                                                  $12,894              $7,440
                                                                                             ======              ======

See accompanying notes to consolidated financial statements.
                                        6

                             Cheviot Financial Corp.

              For the nine months ended September 30, 2009 and 2008
                                 (In thousands)

                                                                                               2009                2008
                                                                                                      (Unaudited)
Supplemental disclosure of cash flow information: Cash paid during the period for:
    Federal income taxes                                                                     $  327              $  261
                                                                                             ======              ======
    Interest on deposits and borrowings                                                      $5,180              $6,427
                                                                                             ======              ======
Supplemental disclosure of noncash investing activities:
  Transfer of loans to real estate acquired through foreclosure                              $1,413              $  541
                                                                                             ======              ======
  Loans originated upon sales of real estate acquired through foreclosure                    $    -              $  138
                                                                                             ======              ======
 Recognition of mortgage servicing rights in accordance with SFAS No. 140                    $  153              $   15
                                                                                             ======              ======

See accompanying notes to consolidated financial statements.
                                        7

                             Cheviot Financial Corp.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         For the three and nine months ended September 30, 2009 and 2008


1.   Basis of Presentation
     ---------------------

Cheviot Financial Corp. ("Cheviot Financial" or the "Corporation") is a financial holding company, the principal asset of which consists of its ownership of Cheviot Savings Bank (the "Savings Bank"). The Savings Bank conducts a general banking business in southwestern Ohio which consists of attracting deposits and applying those funds primarily to the origination of real estate loans. The Corporation is 62% owned by Cheviot Mutual Holding Company. Cheviot Savings' profitability is significantly dependent on net interest income, which is the difference between interest income from interest-earning assets and the interest expense paid on interest-bearing liabilities. Net interest income is affected by the relative amount of interest-earning assets and interest-bearing liabilities and the interest received or paid on these balances.

The accompanying unaudited financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. Accordingly, these consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Cheviot Financial included in the Annual Report on Form 10-K for the year ended December 31, 2008. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three and nine month periods ended September 30, 2009, are not necessarily indicative of the results which may be expected for the entire year.

2.   Principles of Consolidation
     ---------------------------

The accompanying consolidated financial statements as of and for the three and nine months ended September 30, 2009, include the accounts of the Corporation and its wholly-owned subsidiary, the Savings Bank. All significant intercompany items have been eliminated.

3.   Liquidity and Capital Resources
     -------------------------------

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, scheduled amortization and prepayments of loan principal and mortgage-backed securities, maturities and calls of securities and funds provided by our operations. In addition, we may borrow from the Federal Home Loan Bank of Cincinnati. At September 30, 2009 and December 31, 2008, we had $38.0 million and $44.6 million, respectively, in outstanding borrowings from the Federal Home Loan Bank of Cincinnati and had the capacity to increase such borrowings at those dates by approximately $105.2 million and $99.3 million, respectively.

Loan repayments and maturing securities are a relatively predictable source of funds. However, deposit flows, calls of securities and prepayments of loans and mortgage-backed securities are strongly influenced by interest rates, general and local economic conditions and competition in the marketplace. These factors reduce the predictability of these sources of funds.

                             Cheviot Financial Corp.

         For the three and nine months ended September 30, 2009 and 2008


3.   Liquidity and Capital Resources (continued)
     -------------------------------

Our primary investing activities are the origination of one- to four-family real estate loans, commercial real estate, construction and consumer loans, and, to a lesser extent, the purchase of securities. For the nine months ended September 30, 2009, loan originations totaled $61.9 million, compared to $59.5 million for the nine months ended September 30, 2008.

Total deposits increased $16.3 million during the nine months ended September 30, 2009, compared to a decrease of $6.8 million during the nine months ended September 30, 2008. Deposit flows are affected by the level of interest rates, the interest rates and products offered by competitors and other factors.

The  following  table  sets  forth   information   regarding  the  Corporation's
obligations and commitments to make future payments under contract as of September 30, 2009.

                                                                        Payments due by period
                          Less More than More than More
                                than 1-3 4-5 than
                                                             1 year      years         years        5 years       Total
                                                                                 (In thousands)

    Contractual obligations:
      Advances from the Federal Home Loan Bank            $ 12,000       $ 2,236      $ 3,178      $20,559     $ 37,973
      Certificates of deposit                              107,755        25,200       11,041            -      143,996

    Amount of loan commitments and expiration per period:
      Commitments to originate one- to four-family
        loans                                                  589             -            -            -          589
      Home equity lines of credit                           12,197             -            -            -       12,197
      Undisbursed loans in process                           3,987             -            -            -        3,987
                                                          --------       -------      -------      -------     --------


         Total contractual obligations                    $136,528       $27,436      $14,219      $20,559     $198,742
                                                          ========       =======      =======      =======     ========

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of maturing time deposits will be retained.

                             Cheviot Financial Corp.

         For the three and nine months ended September 30, 2009 and 2008


3.   Liquidity and Capital Resources (continued)
     -------------------------------

At September 30, 2009 and 2008, we exceeded all of the applicable regulatory capital requirements. Our core (Tier 1) capital was $57.2 million and $55.0 million, or 17.1 % and 16.7% of total assets at September 30, 2009 and 2008. In order to be classified as "well-capitalized" under federal banking regulations, we were required to have core capital of at least $20.1 million, or 6.0% of assets as of September 30, 2009. To be classified as a well-capitalized bank, we must also have a ratio of total risk-based capital to risk-weighted assets of at least 10.0%. At September 30, 2009 and 2008, we had a total risk-based capital ratio of 34.5% and 32.2%, respectively.

4.   Earnings Per Share
     -----------------

Basic earnings per share is computed based upon the weighted-average common shares outstanding during the period, less shares in the ESOP that are unallocated and not committed to be released plus shares in the ESOP that have been allocated. The weighted-average common shares outstanding includes 5,455,313 shares held by our mutual holding company. Weighted-average common shares deemed outstanding gives effect to 178,540 and 214,247 unallocated shares held by the ESOP for the three and nine months ended September 30, 2009 and 2008, respectively.

                                                          For the nine months ended            For the three months ended
                                                                September 30,                          September 30,
                                                            2009            2008                    2009           2008

         Weighted-average common shares
           outstanding (basic)                         8,691,891       8,692,243               8,690,166      8,668,352

         Dilutive effect of assumed exercise
           of stock options                               25,997          50,176                  24,658         54,816
                                                       ---------       ---------               ---------      ---------
         Weighted-average common shares
           outstanding (diluted)                       8,717,888       8,742,419               8,714,824      8,723,168
                                                       =========       =========               =========      =========

5.   Stock Option Plan
     -----------------

On April 26, 2005, the Corporation approved a Stock Incentive Plan that provides for grants of up to 486,018 stock options. During 2009, 2008, and 2007 approximately 8,060, 8,060, and 6,460 option shares were granted subject to five year vesting.

The Corporation  follows FASB Accounting  Standard  Codification  Topic 718 (ASC
718), "Compensation - Stock Compensation", for its stock option plans, and accordingly, the Corporation recognizes the expense of these grants as required. Stock-based employee compensation costs pertaining to stock options is reflected as a net increase in equity, for both any new grants, as well as for all unvested options outstanding at December 31, 2005, in both cases using the fair values established by usage of the Black-Scholes option pricing model, expensed over the vesting period of the underlying option.

                             Cheviot Financial Corp.

         For the three and nine months ended September 30, 2009 and 2008


5.   Stock Option Plan (continued)
     -----------------

The Corporation elected the modified prospective transition method in applying ASC 718. Under this method, the provisions of ASC 718 apply to all awards granted or modified after the date of adoption, as well as for all unvested options outstanding at December 31, 2005. The compensation cost recorded for unvested equity-based awards is based on their grant-date fair value. For the nine months ended September 30, 2009, the Corporation recorded $186,000 in after-tax compensation cost for equity-based awards that vested during the nine months ended September 30, 2009. The Corporation has $201,000 unrecognized pre-tax compensation cost related to non-vested equity-based awards granted under its stock incentive plan as of September 30, 2009, which is expected to be recognized over a weighted-average vesting period of approximately 0.8 years.

A summary of the status of the Corporation's stock option plan as of September 30, 2009, and changes during the period then ended is presented below:

                                                                    Nine months ended                   Year ended
                                                                   September 30, 2009                December 31, 2008

                                                                                Weighted-                       Weighted-
                                                                                 average                         average
                                                                                exercise                        exercise
                                                                  Shares          price           Shares          price

    Outstanding at beginning of period                            404,280        $11.16            396,220       $11.21
    Granted                                                         8,060          8.48              8,060         9.03
    Exercised                                                           -            -                   -            -
    Forfeited                                                           -            -                   -            -
                                                                  -------       -------            -------       ------
    Outstanding at end of period                                  412,340       $ 11.11            404,280       $11.16
                                                                  =======       =======            =======       ======
    Options exercisable at period-end                             314,792       $ 11.17            233,936       $11.17
                                                                  =======       =======            =======       ======
    Fair value of options granted                                               $  3.31                          $ 1.93
                                                                                =======                          ======


The following information applies to options outstanding at September 30, 2009:

    Number outstanding                                              412,340
    Exercise price                                           $8.48 - $13.63
    Weighted-average exercise price                                  $11.17
    Weighted-average remaining contractual life                   5.8 years

The expected term of options is based on evaluations of historical and expected future employee exercise behavior. The risk free interest rate is based upon the U.S. Treasury rates at the date of grant with maturity dates approximately equal to the expected life at grant date. Volatility is based upon the historical volatility of the Corporation's stock.

                             Cheviot Financial Corp.

         For the three and nine months ended September 30, 2009 and 2008


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

6.   Investment and Mortgage-backed Securities
     ----------------------------------------

The amortized cost, gross unrealized gains, gross unrealized losses and estimated fair values of investment securities at September 30, 2009 and December 31, 2008 are shown below.

                                                                           September 30, 2009
                                                                           Gross          Gross      Estimated
                                                       Amortized      unrealized     unrealized           fair
                                                            cost           gains         losses          value
                                                                              (In thousands)
    Available for Sale:
      U.S. Government agency securities                 $47,927          $182            $ 61         $48,048
      Municipal obligations                               1,545            19              87           1,477
                                                        -------          ----            ----         -------
                                                        $49,472          $201            $148         $49,525
                                                        =======          ====            ====         =======

                                                                            December 31, 2008
                                                                           Gross          Gross      Estimated
                                                       Amortized      unrealized     unrealized           fair
                                                            cost           gains         losses          value
                                                                              (In thousands)
    Available for Sale:
      U.S. Government agency securities                 $21,995           $62            $ 45         $22,012
      Municipal obligations                               2,110             2             215           1,897
                                                        -------           ---            ----         -------
                                                        $24,105           $64            $260         $23,909
                                                        =======           ===            ====         =======
    Held to Maturity:
      U.S. Government agency securities                 $ 7,000           $74            $  -         $ 7,074
                                                        =======           ===            ====         =======

                             Cheviot Financial Corp.

         For the three and nine months ended September 30, 2009 and 2008

6.   Investment and Mortgage-backed Securities (continued)
     -----------------------------------------

The amortized cost of investment securities at September 30, 2009 by contractual term to maturity, are shown below.

                                                  September 30,
                                                       2009
                                                  (In thousands)
    Less than one year                             $  3,021
    One to five years                                31,906
    Five to ten years                                 6,000
    More than ten years                               8,545
                                                    -------
                                                    $49,472
                                                    =======

The amortized cost, gross unrealized gains, gross unrealized losses and estimated fair values of mortgage-backed securities at September 30, 2009 and December 31, 2008 are shown below.

                                                                           September 30, 2009
                                                                           Gross          Gross      Estimated
                                                       Amortized      unrealized     unrealized           fair
                                                            cost           gains         losses          value
                                                                              (In thousands)
    Available for sale:
     Federal Home Loan Mortgage
        Corporation adjustable-rate
        participation certificates                        $  883            $  5           $  -         $  888
      Federal National Mortgage
        Association adjustable-rate
        participation certificates                           708               1              -            709
      Government National Mortgage
        Association adjustable-rate
        participation certificates                         3,579              41              -          3,620
                                                          ------            ----              -         ------
                                                          $5,170            $ 47           $  -         $5,217
                                                          ======            ====           ====         ======
    Held to maturity:
      Federal Home Loan Mortgage
        Corporation adjustable-rate
        participation certificates                        $  625             $ 1           $  2         $  624
      Federal National Mortgage
        Association adjustable-rate
        participation certificates                           668               2              1            669
      Government National Mortgage
        Association adjustable-rate
        participation certificates                         4,712              98              -          4,810
                                                          ------            ----              -         ------
                                                          $6,005            $101           $  3         $6,103
                                                          ======            ====           ====         ======

                             Cheviot Financial Corp.

         For the three and nine months ended September 30, 2009 and 2008

6.   Investment and Mortgage-backed Securities (continued)
     -----------------------------------------

                                                                            December 31, 2008
                                                                           Gross          Gross      Estimated
                                                       Amortized      unrealized     unrealized           fair
                                                            cost           gains         losses          value
                                                                              (In thousands)
    Available for sale:
      Government National Mortgage
        Association adjustable-rate
        participation certificates                        $  666             $ -            $18         $  648
                                                          ======             ===            ===         ======
    Held to maturity:
      Federal Home Loan Mortgage
        Corporation adjustable-rate
        participation certificates                        $  683             $ 1            $ 1         $  683
      Federal National Mortgage                              757               -              5            752
        Association adjustable-rate
        participation certificates
      Government National Mortgage
        Association adjustable-rate
        participation certificates                         5,475               -             80          5,395
                                                          ------               -            ---         ------
                                                          $6,915             $ 1            $86         $6,830
                                                          ======             ===            ===         ======


The amortized cost of mortgage-backed securities, including those designated as available for sale, at September 30, 2009, by contractual terms to maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may generally prepay obligations without prepayment penalties.

                                                              September 30,
                                                                    2009
                                 (In thousands)

    Due in one year or less                                     $    437
    Due in one year through five years                             1,923
    Due in five years through ten years                            2,847
    Due in more than ten years                                     5,968
                                                                --------
                                                                $ 11,175
                                                                ========

                             Cheviot Financial Corp.

         For the three and nine months ended September 30, 2009 and 2008

6.   Investment and Mortgage-backed Securities (continued)
     -----------------------------------------

The table below indicates the length of time individual securities have been in a continuous unrealized loss position at September 30, 2009:


                            Less than 12 months             12 months or longer                    Total
    Description of       Number of   Fair  Unrealized    Number of    Fair    Unrealized     Number of    Fair     Unrealized
      securities       investments   value  losses     investments    value     losses      investments   value     losses
                                                             (Dollars in thousands)
    U.S. Government
      agency securities     4      $7,941      $58         1         $1,998      $  3            5       $ 9,939       $ 61
    Municipal obligations   -          -         -         2          1,147        87            2         1,147         87
    Mortgage-backed
      securities            6         356        1         4             36         2           10           392          3
                           --      ------       --         -         ------      ----           --       -------       ----

    Total temporarily
      impaired securities  10      $8,297      $59         7         $3,181      $ 92           17       $11,478       $151
                           ==      ======       ==         =         ======      ====           ==       =======       ====

Management has the intent and ability to hold these securities for the foreseeable future. The decline in the fair value is primarily due to an increase in market interest rates. The fair values are expected to recover as securities approach maturity dates. The Company has evaluated these securities and has determined that the decline in their values is temporary.

7.   Income Taxes
     ------------

The Corporation uses an asset and liability approach to accounting for income taxes. The asset and liability approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. Deferred tax assets are recognized if it is more likely than not that a future benefit will be realized. The Corporation accounts for income taxes in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 740, Income Taxes, which prescribes the recognition and measurement criteria related to tax positions taken or expected to be taken in a tax return.

The Corporation recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority. At adoption date, the Corporation applied the standard to all tax positions for which the statute of limitations remained open. The Corporation was not required to record any liability for unrecognized tax benefits as of January 1, 2007. There have been no material changes in unrecognized tax benefits since January 1, 2007. As stated in the Annual Report, the only known tax attribute which can influence the Corporation's effective tax rate is the utilization of charitable contribution carryforwards.

                             Cheviot Financial Corp.

         For the three and nine months ended September 30, 2009 and 2008

7.   Income Taxes (continued)
     ------------

The Corporation is subject to income taxes in the U.S. federal jurisdiction, as well as various state jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, the Corporation is no longer subject to U.S. federal, state and local, or non U.S. income tax examinations by tax authorities for the years before 2005.

The Corporation will recognize, if applicable, interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.

8.   Disclosures about Fair Value of Assets and Liabilities
     ------------------------------------------------------

Pursuant to GAAP, fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A three-level hierarchy exists in GAAP for fair value measurements based upon the inputs to the valuation of an asset or liability.

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

Securities available for sale: Fair value on available for sale securities were based upon a market approach. Securities which are fixed income instruments that are not quoted on an exchange, but are traded in active markets, are valued using prices obtained from our custodian, which used third party data service providers. Available for sale securities includes U.S. agency securities, municipal bonds and mortgage-backed agency securities

                             Cheviot Financial Corp.

         For the three and nine months ended September 30, 2009 and 2008


8.   Disclosures About Fair Value of Assets and Liabilities (continued)

                                                                       Fair Value Measurements at
                                                                            September 30, 2009
                                                             -------------------------------------------------
                                                              Quoted prices
                                                                 in active       Significant    Significant
                                                                markets for         other          other
                                                                 identical       observable    unobservable
                                                                  assets           inputs         inputs
                                        September 30, 2009       (Level 1)        (Level 2)      (Level 3)
                                        ------------------       ---------        ---------      ---------
    Securities available for sale          $ 54,742                               $54,742

The Corporation is predominately an asset based lender with real estate serving as collateral on a substantial majority of loans. Loans which are deemed to be impaired are primarily valued on a nonrecurring basis at the fair values of the underlying real estate collateral. Such fair values are obtained using independent appraisals, which the Corporation considers to be Level 2 inputs. The aggregate carrying amount of impaired loans at September 30, 2009 was approximately $2.0 million.

9.   Effects of Recent Accounting Pronouncements
     -------------------------------------------

On July 1, 2009, the FASB's GAAP Codification became effective as the sole authoritative source of US GAAP. This codification reorganizes current GAAP for non-governmental entities into a topical index to facilitate accounting research and to provide users additional assurance that they have referenced all related literature pertaining to a given topic. Existing GAAP prior to the Codification was not altered in compilation of the GAAP Codification. The GAAP Codification encompasses all FASB Statements of Financial Accounting Standards (SFAS), Emerging Issues Task Force (EITF) statements, FASB Staff Positions (FSP), FASB Interpretations (FIN), FASB Derivative Implementation Guides (DIG), American Institute of Certified Public Accountants (AICPA) Statement of Positions (SOPS), Accounting Principles Board (APB) Opinions and Accounting Research Bulletins
(ARBs) along with the remaining body of GAAP effective as of June 30, 2009. Financial Statements issued for all interim and annual periods ending after September 15, 2009 will need to reference accounting guidance embodied in the Codification as opposed to referencing the previously authoritative pronouncements. Accounting literature included in the codification is referenced by Topic, Subtopic, Section and paragraph.

In June 2008, the Financial Accounting Standards Board ("FASB") issued FASB ASC 260-10, Determining whether Instruments Granted in Share-Based Payment Transactions are Participating Securities. Under this topic, unvested share-based payment awards that contain nonforfeitable rights to dividends are considered to be a separate class of common stock and are included in the basic earnings per share calculation using the two-class method that is described in FASB ASC 260-10, Earnings per Share (EPS). This pronouncement was effective for the Company as of January 1, 2009 and did not have a material effect on the EPS calculation.

                             Cheviot Financial Corp.

         For the three and nine months ended September 30, 2009 and 2008


9.   Effects of Recent Accounting Pronouncements (continued)
     -------------------------------------------

In April 2009, the FASB issued three amendments to the fair value measurement, disclosure and other-than- temporary impairment standards:

     o FASB ASC 820-10-65, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly
     o FASB ASC 320-10-65, Recognition and Presentation of Other-Than-Temporary Impairments
     o FASB ASC 825-10-65, Interim Disclosures about Fair Value of Financial Instruments

FASB ASC 820-10-65, Fair Value Measurements, defines fair value as the price that would be received to sell the asset or transfer the liability in an orderly transaction between market participants at the measurement date under current market conditions. FASB ASC 820-10-65 provides additional guidance on determining when the volume and level of activity for the asset or liability has significantly decreased as well as guidance on identifying circumstances when a transaction may not be considered orderly. When the reporting entity concludes there has been a significant decrease in the volume and level of activity for the asset or liability, further analysis of the information from that market is needed and significant adjustments to the related prices may be necessary to estimate fair value in accordance with FASB ASC 820-10.

FASB ASC 320-10-65 clarifies the interaction of the factors that should be considered when determining whether a debt security is other-than-temporarily impaired. For debt securities, management must assess whether, (a) it has the intent to sell the security or (b) it is more likely than not that it will be required to sell the security prior to its anticipated recovery. These steps are done before assessing whether the entity will recover the cost basis of the investment. Previously, this assessment required management to assert it has both the intent and the ability to hold a security for a period of time sufficient to allow for an anticipated recovery in fair value to avoid recognizing an other-than-temporary impairment. This change does not affect the need to forecast recovery of the value of the security through either cash flows or market price.

In instances when a determination is made that an other-than-temporary impairment exists but the investor does not intend to sell the debt security and it is not more likely than not that it will be required to sell the debt security prior to its anticipated recovery, FASB ASC 320-10-65 changes the presentation and amount of the other-than-temporary impairment recognized in the income statement. The other-than-temporary impairment is separated into: (a) the amount of the total other-than-temporary impairment related to a decrease in cash flows expected to be collected from the debt security (the credit loss) and
(b) the amount of the total other-than-temporary impairment related to all other factors. The amount of the total other-than-temporary impairment related to the credit loss is recognized in earnings. The amount of the total other-than-temporary impairment related to all other factors is recognized in other comprehensive income.

FASB  ASC  825-10-65   requires   disclosures  about  fair  value  of  financial
instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.

All three pronouncements discussed herein include substantial additional disclosure requirements. The three pronouncements were effective for the Company as of June 30, 2009 did not have a significant impact to the Company's financial statements.
                                       18

                             Cheviot Financial Corp.

             For the three months ended September 30, 2009 and 2008

10.  Fair Value of Financial Instruments
     -----------------------------------

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

The following methods and assumptions were used by the Corporation in estimating its fair value disclosures for financial instruments at September 30, 2009:

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

     Deposits: The fair value of NOW accounts, passbook accounts, and money market demand deposits is deemed to approximate the amount payable on demand at September 30, 2009. Fair values for fixed-rate certificates of deposit have been estimated using a discounted cash flow calculation using the interest rates currently offered for deposits of similar remaining maturities.

     Advances from the Federal Home Loan Bank: The fair value of these advances is estimated using the rates currently offered for similar advances of similar remaining maturities or, when available, quoted market prices.

     Advances by Borrowers for Taxes and Insurance: The carrying amount of advances by borrowers for taxes and insurance is deemed to approximate fair value.

                             Cheviot Financial Corp.

             For the three months ended September 30, 2009 and 2008


10.  Fair Value of Financial Instruments (continued)
     -----------------------------------

Commitments to extend credit: For fixed-rate loan commitments, the fair value estimate considers the difference between current levels of interest rates and committed rates. At September 30, 2009, the fair value of the derivative loan commitments was not material.

                                                                               September 30, 2009
                                                                           Carrying             Fair
                                                                             Value             Value
                                                                                 (In thousands)
    Financial assets
      Cash and cash equivalents                                           $ 12,894         $ 12,894
      Investment securities                                                 49,525           49,525
      Mortgage-backed securities                                            11,222           11,320
      Loans receivable - net                                               252,090          265,952
      Federal Home Loan Bank stock                                           3,369            3,369
                                                                          --------         --------
                                                                          $329,100         $343,060
                                                                          ========         ========
    Financial liabilities
      Deposits                                                            $232,325         $232,185
      Advances from the Federal Home
        Loan Bank                                                           37,973           42,111
      Advances by borrowers for taxes
        and insurance                                                          992              992
                                                                          --------         --------
                                                                          $271,290         $275,288
                                                                          ========         ========

11.  Subsequent Events
     -----------------

The Company evaluates events and transactions occurring subsequent to the date of the financial statements for matters requiring recognition or disclosure in the financial statements. The accompanying financial statements consider events through November 12, 2009.

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

Recent Developments
-------------------

The U.S. Treasury Department recently suggested legislation that would significantly change the current bank regulatory system. The proposal would create a new federal banking regulator, the National Bank Supervisor, and merge our current primary federal regulator, the Office of Thrift Supervision, as well as the Office of the Comptroller of the Currency (the primary federal regulator for national banks) into the new federal bank regulator. The proposal would also eliminate federal savings banks and require all federal savings banks to elect, within six months of the effective date of the legislation, to convert to either, a national bank, state bank or state savings association. A federal savings bank that does not make the election would, by operation of law, be converted to a national bank within one year of the effective date of the legislation. Cheviot Savings Bank is an Ohio-chartered savings and loan association, and would continue to have its Ohio charter.

Cheviot Financial Corp. would become a bank holding company subject to regulation and supervision by the Board of Governors of the Federal Reserve System instead of the Office of Thrift Supervision. As a bank holding company, Cheviot Financial Corp. may become subject to regulatory capital requirements it is not currently be subject to as a savings and loan holding company and certain additional restrictions on its activities. In addition, compliance with new regulations and being supervised by one or more new regulatory agencies could increase our expenses.

On September 29, 2009, the Federal Deposit Insurance Corporation issued a notice of proposed rulemaking pursuant to which all insured depository institutions would be required to prepay their estimated assessments for the fourth quarter of 2009, and for all of 2010, 2011 and 2012. Under the proposed rule, this pre-payment would be due on December 31, 2009. Under the proposed rule, the assessment rate for the fourth quarter of 2009 and for 2010 would be based on each institution's total base assessment rate for the third quarter of 2009, modified to assume that the assessment rate in effect on September 30, 2009 had been in effect for the entire third quarter, and the assessment rate for 2011 and 2012 would be equal to the modified third quarter assessment rate plus an additional 3 basis points. In addition, each institution's base assessment rate for each period would be calculated using its third quarter assessment base, adjusted quarterly for an estimated 5% annual growth rate in the assessment base through the end of 2012.

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

Critical Accounting Policies (continued)
----------------------------------------

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

Discussion of Financial Condition Changes at December 31, 2008 and at September 30, 2009
--------------------------------------------------------------------------------

Total assets increased $10.5 million, or 3.2%, to $342.5 million at September 30, 2009, from $332.0 million at December 31, 2008. The increase in total assets reflects an increase in cash and cash equivalents, investment securities and mortgage-backed securities, which were partially offset by a decrease in loans receivable.

Cash, federal funds sold and interest-earning deposits increased $2.9 million, or 28.8%, to $12.9 million at September 30, 2009, from $10.0 million at December 31, 2008. The increase in cash and cash equivalents at September 30, 2009, was due to a $1.5 million increase in federal funds sold and a $3.0 million increase in interest-earning deposits, which was partially offset by a $1.6 million decrease in cash and due from banks. Investment securities increased $18.6 million to $49.5 million at September 30, 2009. At September 30, 2009, $49.5 million of investment securities were classified as available for sale.

Mortgage-backed securities increased $3.7 million, or 48.4%, to $11.2 million at September 30, 2009, from $7.6 million at December 31, 2008. The increase in mortgage-backed securities was due primarily purchases of $5.3 million, which was partially offset by principal prepayments and repayments totaling $1.7 million. At September 30, 2009, $6.0 million of mortgage-backed securities were classified as held to maturity, while $5.2 million were classified as available for sale. As of September 30, 2009, none of the mortgage-backed securities are considered impaired.

                             Cheviot Financial Corp.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

Discussion of Financial Condition Changes at December 31, 2008 and at September 30, 2009 (continued)
--------------------------------------------------------------------------------

Loans receivable, including loans held for sale, decreased $16.4 million, or 6.1%, to $252.1 million at September 30, 2009, from $268.5 million at December 31, 2008. The decrease reflects loan originations totaling $61.9 million, partially offset by loan principal repayments of $58.7 million and sales to the Federal Home Loan Bank of $19.4 million. The change in the composition of the Corporation's assets reflects management's decision to take advantage of opportunities to obtain a higher rate of return by selling certain mortgage loans and recording gains.

The allowance for loan losses totaled $1.3 million and $709,000 at September 30, 2009 and December 31, 2008, respectively. In determining the adequacy of the allowance for loan losses at any point in time, management and the board of directors apply a systematic process focusing on the risk of loss in the portfolio. First, the loan portfolio is segregated by loan types to be evaluated collectively and individually. Delinquent multi-family and commercial loans are evaluated individually for potential impairments in their carrying value. Second, the allowance for loan losses entails utilizing our historic loss experience by applying such loss percentage to the loan types to be collectively evaluated in the portfolio. The $390,000 increase in the provision for losses on loans during the nine months ended September 30, 2009 is a reflection of the following factors, weaker economic conditions in the greater Cincinnati area, loan charge-offs of $187,000 and the need to allocate approximately $50,000 in specific reserves for three residential properties with principal balances totaling $404,000 which were acquired through foreclosure. The analysis of the allowance for loan losses requires an element of judgment and is subject to the possibility that the allowance may need to be increased, with a corresponding reduction in earning. To the best of management's knowledge, all known and inherent losses that are probable and that can be reasonably estimated have been recorded at September 30, 2009.

Non-performing and impaired loans totaled $2.0 million and $1.8 million at September 30, 2009 and December 31, 2008, respectively. At September 30, 2009, non-performing and impaired loans were comprised of twenty-four loans secured by one-to-four family residential real estate and one loan secured by commercial real estate. At September 30, 2009 and December 31, 2008, real estate acquired through foreclosure totaled $2.4 million and $1.1 million, respectively. The Corporation has an allowance for loan losses intended to absorb losses inherent in our loan portfolio. The allowance for loan losses represented 61.8% and 38.4% of non-performing and impaired loans at September 30, 2009 and December 31, 2008, respectively. Although management believes that the Corporation's allowance for loan losses is adequate to absorb known and inherent losses in our portfolio, based upon the available facts and circumstances, there can be no assurance that additions to the allowance will not be necessary in future periods, which would adversely affect our results of operations.

Deposits increased $16.3 million, or 7.5%, to $232.3 million at September 30, 2009, from $216.0 million at December 31, 2008. Advances from the Federal Home Loan Bank of Cincinnati decreased by $6.6 million, or 14.9%, to $38.0 million at September 30, 2009, from $44.6 million at December 31, 2008.

Shareholders' equity increased $466,000, or 0.7%, to $68.7 million at September 30, 2009, from $68.2 million at December 31, 2008. The increase primarily resulted from net earnings of $758,000, an increase of $207,000 in unrealized gains on securities available for sale and an increase in shares acquired by stock benefit plans of $403,000 which were partially offset by dividends paid of $1.0 million. At September 30, 2009, Cheviot Financial had the ability to purchase an additional 364,616 shares under its announced stock repurchase plan.

                             Cheviot Financial Corp.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

Discussion of Financial Condition Changes at December 31, 2008 and at September 30, 2009 (continued)
--------------------------------------------------------------------------------

Liquidity and Capital Resources
-------------------------------

We monitor our liquidity position on a daily basis using reports that recap all deposit activity and loan commitments. A significant portion of our deposit base is made up of time deposits. At September 30, 2009, $107.8 million of time deposits are due to mature within twelve months. The daily deposit activity report allows us to price our time deposits competitively. Because of this and our deposit retention experience, we anticipate that a significant portion of maturing time deposits will be retained. At September 30, 2009, we had loan commitments of $589,000. Our loan commitments are funded or expire within 45 days from the date of the commitment.

Borrowings from the Federal Home Loan Bank of Cincinnati decreased $6.6 million during the nine months ended September 30, 2009. We have the ability to increase such borrowings by approximately $105.2 million. At September 30, 2009, we had no borrowings other than Federal Home Loan Bank of Cincinnati borrowings. The additional borrowings can be used to offset any decrease in customer deposits or to fund loan commitments.

Comparison of Operating Results for the Nine-Month Periods Ended September 30, 2009 and 2008
--------------------------------------------------------------------------------

General
-------

Net earnings for the nine months ended September 30, 2009 totaled $758,000, a $236,000 decrease from the $994,000 in net earnings reported for the same period in 2008. The decrease in net earnings reflects an increase in general, administrative and other expenses, including FDIC insurance premiums, of $515,000 and an increase in the provision for losses on loans of $390,000, which were partially offset by an increase in net interest income of $330,000, an increase in other income of $291,000 and a decrease of $48,000 in federal income taxes for the 2009 period.

Net Interest Income
-------------------

Total interest income decreased $1.0 million, or 7.4%, to $12.5 million for the nine-months ended September 30, 2009, from $13.5 million for the comparable period in 2008. Interest income on loans decreased $386,000, or 3.4%, to $11.1 million during the 2009 period from $11.5 million for the 2008 period. This decrease was due primarily to a $3.0 million, or 1.2%, decrease in the average balance of loans outstanding and a 13 basis point decrease in the average yield on loans to 5.81 % for the 2009 period from 5.94% for the nine months ended September 30, 2008.

Interest income on mortgage-backed securities decreased $27,000, or 7.3%, to $342,000 for the nine months ended September 30, 2009, from $369,000 for the same period in 2008, due primarily to a 151 basis point decrease in the average yield, which was partially offset by an increase in the average balance of securities outstanding of $2.4 million for the nine months ended September 30, 2008 from the comparable period in 2008. Interest income on investment securities decreased $544,000, or 34.4%, to $1.0 million for the nine months ended September 30, 2009, compared to $1.6 million for the same period in 2008, due primarily to a 260 basis point decrease in the average yield to 3.15% in the 2009 period, which was partially offset by an increase of $2.3 million, or 6.3% in the average balance of investment securities outstanding. Interest income on other interest-earning deposits decreased $45,000, or 56.3% to $35,000 for the nine months ended September 30, 2009, as compared to the same period in 2008.

                             Cheviot Financial Corp.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Nine-Month Periods Ended September 30, 2009 and 2008 (continued)
--------------------------------------------------------------------------------

Interest expense decreased $1.3 million, or 20.5% to $5.2 million for the nine months ended September 30, 2009, from $6.5 million for the same period in 2008. Interest expense on deposits decreased by $1.5 million, or 27.7%, to $3.8 million for the nine months ended September 30, 2009, from $5.3 million for the same period in 2008 due primarily to a 101 basis point decrease in the average costs of deposits to 2.28% during the 2009 period, which was partially offset by a $9.3 million, or 4.4%, increase in the average balance outstanding. Interest expense on borrowings increased by $124,000 or 10.1%, due primarily to a $4.0 million, or 10.8%, increase in the average balance outstanding, which was partially offset by a 2 basis point decrease in the average cost of borrowings. The decrease in the average cost of deposits and borrowings reflects lower shorter term interest rates in 2009 as compared to 2008, as actions by the Federal Reserve to reduce shorter term interest rates resulted in a steepening of the yield curve and a reduction of short term and medium term interest rates.

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $330,000, or 4.7%, to $7.4 million for the nine months ended September 30, 2009. The average interest rate spread increased to 2.63% for the nine months ended September 30, 2009 from 2.41% for the nine months ended September 30, 2008. The net interest margin increased to 3.08% for the nine months ended September 30, 2009 from 3.05% for the nine months ended September 30, 2008.

Provision for Losses on Loans
-----------------------------

As a result of an analysis of historical experience, the volume and type of lending conducted by the Savings Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Savings Bank's market area, and other factors related to the collectability of the Savings Bank's loan portfolio, management recorded a $803,000 provision for losses on loans for the nine months ended September 30, 2009, compared to a $413,000 provision for losses on loans for the nine months ended September 30, 2008. The decision to make a larger provision for loan losses during the nine months ended September 30, 2009, as compared to recent periods, reflects management's assessment of the amount necessary to maintain an adequate allowance based on our historical loss experience, changes in the local economy, and other external factors. These other external factors, economic conditions and collateral value changes, have had a negative impact on all types of loans in the portfolio. There can be no assurance that the loan loss allowance will be sufficient to cover losses on non-performing loans in the future, however management believes they have identified all known and inherent losses that are probable and that can be reasonably estimated within the loan portfolio, and that the allowance for loan losses is adequate to absorb such losses.

Other Income
------------

Other income increased $291,000, or 80.4%, to $653,000 for the nine months ended September 30, 2009, compared to the same period in 2008, due primarily to an increase in the gain on sale of loans of $293,000, which was partially offset by an increase of $6,000 in loss on sale of real estate acquired through foreclosure.

                             Cheviot Financial Corp.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Nine-Month Periods Ended September 30, 2009 and 2008 (continued)
--------------------------------------------------------------------------------

General, Administrative and Other Expense
-----------------------------------------

General, administrative and other expense increased $515,000, or 9.3%, to $6.0 million for the nine months ended September 30, 2009, from $5.5 million for the comparable period in 2008. This increase is a result of an increase of $137,000 in employee compensation and benefits, a $21,000 increase in data processing expense, an increase of $172,000 in FDIC expense and an increase of $117,000 in other operating expense. The increase in employee compensation and benefits is a result of the increase in compensation expense as we increased our number of full time equivalent employees to accommodate the Corporation's growth. The increase in data processing expense is a result of the conversion of the core computer operating system in May 2009. The increase in FDIC expense is a result of the special assessment from the FDIC of approximately $140,000. The increase in other operating expense is a result of real estate taxes, maintenance and insurance expense on properties acquired through foreclosure.

FDIC Premiums
-------------

The FDIC imposed an assessment against institutions for deposit insurance. This assessment is based on the risk category of the institution and currently ranges from 5 to 43 basis points of the institution's deposits. Federal law requires that the designated reserve ratio for the deposit insurance fund be established by the FDIC at 1.15% to 1.50% of estimated insured deposits. If this reserve ratio drops below 1.15% or the FDIC expects it to do so within six months, the FDIC must, within 90 days, establish and implement a plan to restore the designated reserve ratio to 1.15% of estimated insured deposits within five years (absent extraordinary circumstances). On December 22, 2008, the FDIC issued final rules increasing the current assessment rates for all institutions by 7 basis points and up to 50 basis points for certain financial institutions for the first quarter of 2009. It is expected that the FDIC will adopt a new risk based assessment system.

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

On February 27, 2009, the FDIC announced an amendment to its restoration plan for the Deposit Insurance Fund by imposing an emergency special assessment on all insured financial institutions. This special assessment of $140,000 occurred on June 30, 2009, and was payable by us on September 30, 2009. In September 2009, the FDIC issued a Notice of Proposed Rulemaking that would require insured institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. The FDIC also adopted a uniform three-basis point increase in assessment rates effective on January 1, 2011. The Corporation's estimated prepayment of FDIC assessments is approximately $876,000 which would be amortized to expense over three years.

                             Cheviot Financial Corp.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Nine-Month Periods Ended September 30, 2009 and 2008 (continued)
--------------------------------------------------------------------------------

Federal Income Taxes
--------------------

The provision for federal income taxes decreased $48,000, or 10.5%, to $410,000 for the nine months ended September 30, 2009, from $458,000 for the same period in 2008, due primarily to a $284,000, or 19.6%, decrease in pre-tax earnings. The effective tax rate was 35.1% and 31.6% for the nine month periods ended September 30, 2009 and 2008. The difference between the Corporation's effective tax rate in the 2009 and 2008 periods and the 34% statutory corporate rate is due primarily to the tax-exempt earnings on bank-owned life insurance, tax-exempt interest on municipal obligations and tax benefits for the contribution to the Cheviot Savings Bank Foundation offset by the difference in the stock compensation deduction for tax purposes.

Comparison of Operating Results for the Three-Month Periods Ended September 30, 2009 and 2008
--------------------------------------------------------------------------------

General
-------

Net earnings for the three months ended September 30, 2009 totaled $241,000, a $210,000 decrease from the $451,000 net earnings reported in the September 2008 period. The decrease in net earnings reflects a decrease in net interest income after the provision for losses on loans of $313,000, which was partially offset by an increase of $33,000 in other income, a decrease of $7,000, in general, administrative and other expenses and a decrease of $63,000 in federal income taxes for the 2009 quarter.

Net Interest Income
-------------------

Total interest income decreased $489,000, or 10.7%, to $4.1 million for the three-months ended September 30, 2009, from the comparable quarter in 2008. Interest income on loans decreased $345,000, or 8.8%, to $3.6 million during the 2009 quarter from $3.9 million for the 2008 quarter. This decrease was due primarily to a $13.0 million, or 4.9%, decrease in the average balance of loans outstanding and by a 25 basis point decrease in the average yield on loans to 5.67% for the 2009 quarter from 5.92% for the three months ended September 30, 2008.

Interest income on mortgage-backed securities increased $3,000, or 2.8%, to $110,000 for the three months ended September 30, 2009, from $107,000 for the comparable 2008 quarter, due primarily to a $3.4 million increase in the average balance of securities outstanding, which was partially offset by a 147 basis point decrease in the average yield period to period. Interest income on investment securities decreased $147,000, or 27.7%, to $384,000 for the three months ended September 30, 2009, compared to $531,000 for the same quarter in 2008, due primarily to a 327 basis point decrease in the average yield to 2.85% in the 2009 quarter, which was partially offset by an increase of $13.4 million, or 38.5% in the average balance of investment securities outstanding. Interest income on other interest-earning deposits was $10,000 for the three months ended September 30, 2009 and 2008, respectively.

Interest expense decreased $402,000, or 20.2%, to $1.6 million for the three months ended September 30, 2009, from $2.0 million for the same quarter in 2008. Interest expense on deposits decreased by $344,000, or 22.7%, to $1.2 million, from $1.5 million due primarily to a 83 basis point decrease in the average cost of deposits to 2.06% during the 2009 quarter, which was partially offset by a $17.0 million, or 8.1%, increase in the average balance outstanding. Interest expense on borrowings decreased by $58,000, or 12.1%, due primarily to a $6.0 million, or 13.4%, decrease in the average balance outstanding, which was partially offset by a 6 basis point increase in the average cost of borrowings.

                             Cheviot Financial Corp.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Three-Month Periods Ended September 30, 2009 and 2008 (continued)
--------------------------------------------------------------------------------

As a result of the foregoing changes in interest income and interest expense, net interest income decreased by $87,000, or 3.4%, to $2.5 million for the three months ended September 30, 2009, as compared to the same quarter in 2008. The average interest rate spread decreased to 2.72% for the three months ended September 30, 2009 from 2.76% for the three months ended September 30, 2008. The net interest margin decreased to 3.12% for the three months ended September 30, 2009 from 3.33% for the three months ended September 30, 2008.

Provision for Losses on Loans
-----------------------------

Management recorded a $351,000 provision for losses on loans for the three months ended September 30, 2009, compared to a $125,000 provision for losses on loans for the three months ended September 30, 2008. The decision to make a provision for loan losses during the three months ended September 30, 2009 reflects the amount necessary to maintain an adequate allowance based on our historical loss experience and other external factors. These external factors, economic conditions and collateral value changes, have had a negative impact on non-owner occupied loans in the portfolio. There can be no assurance that the loan loss allowance will be sufficient to cover losses on non-performing loans in the future, however management believes they have identified all known and inherent losses that are probable and that can be reasonably estimated within the loan portfolio, and that the allowance for loan losses is adequate to absorb such losses.

Other Income
------------

Other income increased $33,000, or 22.6%, to $179,000 for the three months ended September 30, 2009, compared to the same quarter in 2008, due primarily to an increase in the gain on sale of loans of $30,000.

General, Administrative and Other Expense
-----------------------------------------

General, administrative and other expense decreased $7,000, or 0.4%, for the three months ended September 30, 2009, from the comparable quarter in 2008, and was $1.9 million for both periods. This decrease is a result of a decrease of $50,000 in employee compensation and benefits, which was partially offset by an increase in FDIC expense of $29,000. The decrease in employee compensation and benefits is due primarily to a decrease in the health insurance costs of the Corporation. The increase in FDIC expense in a result of an increase in the quarterly assessments.

Federal Income Taxes
--------------------

The provision for federal income taxes decreased $63,000, or 24.5%, to $194,000 for the three months ended September 30, 2009, from $257,000 for the same quarter in 2008, due primarily to a $273,000, or 38.6%, decrease in pre-tax earnings. The effective tax rate was 44.6% and 36.3% for the three month periods ended September 30, 2009 and 2008, respectively. The difference between the Corporation's effective tax rate in the 2009 and 2008 periods and the 34% statutory corporate rate is due primarily to the tax-exempt earnings on bank-owned life insurance, tax- exempt interest on municipal obligations and tax benefits for the contribution to the Cheviot Savings Bank Foundation, offset by the difference in the stock compensation deduction for tax and book purposes.

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

ITEM 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities
         -----------------------------------------------------------------------

The Corporation announced a repurchase plan on January 16, 2008 which provides for the repurchase of 5% or 447,584 shares of our common stock. As of September 30, 2009, the Corporation had purchased 82,968 shares pursuant to the program. During the past three months, the Corporation did not repurchase any shares of its common stock.

                                                                                                      Total # of
                                                                                                   shares purchased
                                                              Total              Average          as part of publicly
                                                           # of shares         price paid           announced plans
                  Period                                    purchased           per share             or programs
                  ------                                    ---------           ---------            ------------
                  July 1-31, 2009                                 -               $-                     82,968
                  August 1-31, 2009                               -               $-                     82,968
                  September 1 - 30, 2009                          -               $-                     82,968

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





Date:   November 12, 2009              By: /s/ Thomas J. Linneman
       ----------------------              ------------------------------------
                                           Thomas J. Linneman
                                           President and Chief Executive Officer



Date:   November 12, 2009              By:  /s/ Scott T. Smith
       ----------------------               ------------------------------------
                                            Scott T. Smith
                                            Chief Financial Officer