Form 10-K
period 2009-12-31
CHEVIOT FINANCIAL CORP
filed 2010-03-17
CIK 1248124

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2009
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
                                  YES ☐    NO ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒        NO ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the Registrant was required to submit and post such files).  YES ☐        NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   YES ☐     NO ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price on June 30, 2009, as reported by the Nasdaq Capital Market, was approximately $22.6 million.

As of March 1, 2010, there was issued and outstanding 8,868,706 shares of the Registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE:

(1) Proxy Statement for the 2010 Annual Meeting of Stockholders of the Registrant (Part III).
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

General

Cheviot Financial Corp.

Following completion of our mutual holding company reorganization and stock offering on January 5, 2004, Cheviot Financial Corp. (the “Company”) became the mid-tier stock holding company for Cheviot Savings Bank.  The business of Cheviot Financial Corp. consists of holding all of the outstanding common stock of Cheviot Savings Bank.  Cheviot Financial Corp. is chartered under Federal law.  As part of our reorganization, we issued a total of 9,918,751 shares of common stock.  Our mutual holding company parent, Cheviot Mutual Holding Company, received 5,455,313 of our common shares, and we sold 4,388,438 shares to our depositors and a newly formed Employee Stock Ownership Plan.  In addition, 75,000 shares were issued to a charitable foundation formed by Cheviot Savings Bank.  Under federal regulations, so long as Cheviot Mutual Holding Company exists, it will own at least 50.1% of the voting stock of Cheviot Financial Corp.  At December 31, 2009, Cheviot Financial Corp. had total consolidated assets of $341.9 million, total deposits of $235.9 million, and stockholders’ equity of $68.8 million.  For the years ended December 31, 2009, 2008 and 2007 we had net income of $1.1 million, $1.4 million and $926,000, respectively.  Our executive offices are located at 3723 Glenmore Avenue, Cheviot, Ohio 45211, and our telephone number is (513) 661-0457.

Cheviot Savings Bank

Cheviot Savings Bank (the “Bank”) was established in 1911 as an Ohio-chartered savings and loan association.  Following our reorganization, we became an Ohio-chartered stock savings and loan.  Our primary business activity is the origination of one- to four-family real estate loans.  To a lesser extent, we originate construction, multi-family, commercial real estate and consumer loans.  We also invest in securities, primarily United States Government Agency securities and mortgage-backed securities.  At December 31, 2009, the Bank’s tangible core and risk-based capital ratios were 16.2%, 16.2% and 32.9%, levels well in excess of regulatory requirements.

Market Area

We conduct our operations from our executive office in Cheviot, Ohio and six full-service branches, all of which are located in the western section of Hamilton County, Ohio. Cheviot, Ohio is located in Hamilton County and is 10 miles west of downtown Cincinnati.  Hamilton County, Ohio represents our primary geographic market area for loans and deposits with our remaining business operations conducted in the larger Cincinnati metropolitan area which includes Warren, Butler and Clermont Counties. We also conduct a moderate level of business in the southeastern Indiana region, primarily in Dearborn, Ripley, Franklin and Ohio Counties.  We also originate loans in the Northern Kentucky region secured by properties in Campbell, Kenton and Boone Counties.  The local economy is diversified with services, trade and manufacturing employment remaining the most prominent employment sectors in Hamilton County.  Hamilton County is primarily a developed and urban county.  The employment base is well diversified and there is no dependence on one area of the economy for continued employment.  Our future growth opportunities will be influenced by the growth and stability of the regional, state and national economies, other demographic trends and the competitive environment.

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

We believe that we have developed products and services that will meet the financial needs of our current and future customer base; however, we plan, and believe it is necessary, to expand the range of products and services that we offer to be more competitive in our market area. Marketing strategies focus on the strength of our knowledge of local consumer and small business markets, as well as expanding relationships with current customers and reaching out to develop new, profitable business relationships.

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

Lending Activities.

General. Historically, our principal lending activity has been the origination, for retention in our portfolio, of fixed-rate and adjustable-rate mortgage loans collateralized by one- to four-family residential real estate located within our primary market area.  We will sell a portion of our fixed-rate loans into the secondary market. We also originate commercial real estate loans, including multi-family residential real estate loans, construction loans, business lines of credit and consumer loans.  During the past year our loan portfolio decreased to $247.0 million at December 31, 2009 from $268.5 million at December 31, 2008.  The decrease in our loan portfolio reflects management’s decision to take advantage of opportunities to obtain a higher rate of return by selling certain mortgage loans to the Federal Home Loan Bank.

    Loan Portfolio Composition. Set forth below is selected information concerning the composition of our loan portfolio in dollar amounts and in percentages as of the dates indicated.

	At December 31,
	2009		2008		2007		2006		2005

	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
One- to four-family residential(1)	$220,714	88.05%	$234,822	86.38%	$216,958	84.39%	$209,996	84.06%	$195,059	84.97%
Multi-family residential	9,114	3.64	9,385	3.45	10,638	4.14	11,250	4.50	11,144	4.86
Construction	4,868	1.94	11,646	4.28	19,421	7.55	19,022	7.61	12,360	5.38
Commercial(2)	15,925	6.35	15,942	5.87	10,018	3.90	9,466	3.80	10,883	4.74
Consumer(3)	51	0.02	48	0.02	66	0.02	82	0.03	110	0.05

Total loans	250,672	100.00%	271,843	100.00%	257,101	100.00%	249,816	100.00%	229,556	100.00%

Less:
Undisbursed portion of loans in process	2,696		2,623		6,585		7,646		5,849
Deferred loan origination fees	(51)		28		88		159		188
Allowance for loan losses	1,025		709		596		833		808

Total loans, net	$247,002		$268,483		$249,832		$241,178		$222,711

(1)	Includes home equity lines of credit, loans purchased and loans held for sale.
(2)	Includes land loans.
(3)	Loans secured by deposit accounts.

Loan Maturity Schedule. The following table sets forth certain information as of December 31, 2009, regarding the amount of loans maturing in our portfolio.  Demand loans and loans with no stated maturity are reported as due within one year.

	At December 31, 2009
	Within One Year	One Through Three Years	Three Through Five Years	Five Through Ten Years	Ten Through Twenty Years	Beyond Twenty Years	Total
	(In thousands)
Real estate loans:
One- to four-family real estate	$5,381	$11,689	$13,045	$39,623	$120,722	$30,254	$220,714
Multi-family residential	208	463	536	1,738	6,097	72	9,114
Construction	113	249	282	879	2,847	498	4,868
Commercial	363	810	937	3,036	10,654	125	15,925
Consumer	51	—	—	—	—	—	51
Total loans	$6,116	$13,211	$14,800	$45,276	$140,320	$30,949	$250,672

Fixed and Adjustable-Rate Loan Schedule. The following table sets forth at December 31, 2009, the dollar amount of all fixed-rate and adjustable-rate mortgage loans and home equity lines of credit due after December 31, 2010.

	Due After December 31, 2010
	Fixed	Floating or Adjustable	Total
	(In thousands)
Real estate loans:
One- to four-family real estate	$175,496	$39,837	$215,333
Multi-family residential	7,258	1,648	8,906
Construction	4,755	—	4,755
Commercial	12,683	2,879	15,562
Consumer	—	—	—
Total loans	$200,192	$44,364	$244,556

Residential Mortgage Loans. Cheviot Savings Bank originates mortgage loans secured by one- to four-family properties, most of which serve as the primary residence of the owner. As of December 31, 2009, one- to four-family residential mortgage loans totaled $220.7 million, or 88.1% of our total loan portfolio.  At December 31, 2009, our one- to four-family residential loan portfolio consisted of 18.5% in adjustable-rate loans and 81.5% in fixed-rate loans. Most of our loan originations result from relationships with existing or past customers, members of our local community and referrals from realtors, attorneys and builders.

        Our mortgage loans generally have terms from 15 to 30 years and amortize on a monthly basis with principal and interest due each month. As of December 31, 2009, we offered the following residential mortgage loan products:

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

We currently sell a portion of our conforming fixed-rate loans in the secondary market and hold the remaining fixed-rate loans and adjustable-rate loans in our portfolio. During, 2009, we sold $23.1 million in loans on a servicing retained basis.  We lend up to a maximum loan-to-value ratio of 95% on mortgage loans secured by owner-occupied properties, with the condition that private mortgage insurance is required on first mortgage loans with a loan-to-value ratio in excess of 85%. The first time home buyer program allows 100% financing and does not require private mortgage insurance.  During 2009, we originated $987,000 in loans under this program.  As of December 31, 2009, these loans were performing in accordance with the original terms.  To a lesser extent, we originate non-conforming loans that are tailored to the needs of the local community.

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

During the year ended December 31, 2009, we originated $6.7 million in adjustable-rate loans and $56.7 million in fixed-rate loans.

Home equity lines of credit are generally made for owner-occupied homes and are secured by first or second mortgages on residential properties. We are attempting to increase our originations of home equity lines of credit. We generally offer home equity lines of credit with a maximum loan to appraised value ratio of 85% including senior liens on the subject property and with a maximum loan to appraised value of ratio 80% when the senior lien is held elsewhere. We currently offer these loans for terms of up to 10 years, and with adjustable rates that are tied to the prime rate. At December 31, 2009, home equity lines of credit represented $8.1 million of our one- to four-family residential loans.

Construction Loans. Cheviot Savings Bank originates construction loans for owner-occupied residential real estate, and, to a lesser extent, for commercial builders of residential real estate, improvement to existing structures, new construction for commercial purposes and residential land development.

At December 31, 2009, construction loans represented $4.9 million, or 1.9%, of Cheviot Savings Bank’s total loans. At December 31, 2009, the unadvanced portion of these constructions loans totaled $2.7 million.

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

Multi-Family Loans. At December 31, 2009, $9.1 million, or 3.6%, of our total loan portfolio consisted of loans secured by multi-family real estate. We originate fixed-rate and adjustable rate multi-family real estate loans with amortization schedules of up to 25 years. We generally lend up to 80% of the property’s appraised value. Appraised values are determined by an outside independent appraiser that we designate. In deciding to originate a multi-family loan, we review the creditworthiness of the borrower, the expected cash flows from the property securing the loan, the cash flow requirements of the borrower, the value of the property and the quality of the management involved with the property. We generally obtain the personal guarantee of the principals when originating multi-family real estate loans.

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

Commercial Real Estate Loans. We originate commercial real estate loans to finance the purchase of real property, which generally consists of land and/or developed real estate. In underwriting commercial real estate loans, consideration is given to the property’s historic and projected cash flow, current and projected occupancy, location, physical condition and credit worthiness of the borrower. At December 31, 2009, our commercial real estate portfolio totaled $15.9 million, or 6.4%, of total loans. A majority of our commercial real estate loans are secured by properties in Hamilton County. Our commercial real estate portfolio is diverse as to borrower and property type.

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

Consumer Loans. On a limited basis, we make loans secured by deposit accounts up to 90% of the amount of the depositor’s collected deposit account balance. At December 31, 2009, these loans totaled $51,000, or 0.02%, of total loans. Consumer loans are payable upon demand.

Loan Originations, Purchases, Sales and Servicing. While we originate both fixed-rate and adjustable-rate loans, our ability to generate each type of loan depends upon relative borrower demand and the pricing levels as set in the local marketplace by competing banks, thrifts, credit unions, and mortgage banking companies. Our volume of real estate loan originations is influenced significantly by market interest rates, and, accordingly, the volume of our real estate loan originations can vary from period to period. Our volume of commercial real estate lending has decreased in recent years due to our effort to improve asset quality and to emphasize relationship banking.  Conversely during the past year, due to management’s decision to sell certain mortgage loans to the Federal Home Loan Bank, our level of one- to four-family and construction loan originations decreased.

The following table sets forth the loan origination, sales and repayment activities of Cheviot Savings Bank for the periods indicated.

	For the Year Ended December 31,
	2009	2008	2007	2006	2005
	(In thousands)

Balance outstanding at beginning of period	$268,483	$249,832	$241,178	$222,711	$203,842

Originations, including purchased loans
Real estate loans:
One- to four-family residential(1)	59,288	55,126	36,136	46,924	53,174
Multi-family residential	1,700	1,600	200	2,791	2,974
Construction	5,030	12,154	9,259	8,406	7,023
Commercial(2)	1,373	1,116	2,018	1,472	1,310
Consumer(3)	71	26	92	448	111
Total loan originations	67,462	70,022	47,705	60,041	64,592

Less:
Principal repayments	63,429	45,625	34,565	39,175	43,884
Transfers to real estate acquired through foreclosure	1,574	1,294	773	—	201
Loans sold in the secondary market(4)	23,486	3,836	3,670	2,440	1,595
Other(5)	454	616	43	(41)	43
Total deductions	88,943	51,371	39,051	41,574	45,723
Balance outstanding at end of period	$247,002	$268,483	$249,832	$241,178	$222,711

(1)	Includes home equity lines of credit, loans purchased and loans held for sale.
(2)	Includes land loans.
(3)	Loans secured by deposit accounts.
(4)	Loans sold to the Federal Home Loan Bank of Cincinnati.
(5)	Other items consist of loans in process, deferred loan origination fees, unearned interest and the allowance for loan losses.

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

Cheviot Savings Bank’s loan approval process is intended to provide direction to management on all phases of real estate lending activity since such real estate mortgage lending is the single most important revenue producing investment of Cheviot Savings Bank. Therefore, Cheviot Savings Bank believes that the underwriting of mortgage loans should be consistent with safe and sound practices to ensure the financial viability of the Bank. The loan underwriting policy is also established to provide appropriate limits and standards for all extensions of credit in real estate or for the purpose of financing the construction of a building or other improvement. Cheviot Savings Bank’s loan committee has the authority to approve or deny loan applications on one- to four-family owner occupied properties up to $750,000. This committee also has the authority for approving or denying loan applications on non-owner occupied properties up to $500,000. The loan committee reviews all loan applications submitted to Cheviot Savings Bank and lists such applications on a review sheet that is submitted to the board of directors. The board of directors ratifies all loans approved by the loan committee and approves all other loans other than those specifically set forth above.

Loans to One Borrower. State savings and loan institutions are subject to the same loans to one borrower limits as those applicable to national banks, which under current regulations restrict loans to one borrower to an amount equal to 15% of unimpaired equity on an unsecured basis, and an additional amount equal to 10% of unimpaired equity if the loan is secured by readily marketable collateral (generally, financial instruments and bullion, but not real estate).  Our loans to one borrower limit under this regulation at December 31, 2009 was $8.2 million.  Our policy generally provides that loans to one borrower (or related borrowers) should not exceed $4.0 million (excluding the borrower’s principal residence). However, the board of directors may approve loans in greater amounts and may amend this limitation annually based on the asset growth and capital position of Cheviot Savings Bank.

At December 31, 2009, the largest aggregate credit exposure to one borrower consisted of one loan totaling $5.3 million.  This loan was performing in accordance with contractual terms. There were thirteen additional credit relationships, including committed amounts, in excess of $1.0 million at December 31, 2009.  All of the loans extended under these credit relationships were performing as of December 31, 2009.

Asset Quality.

General. One of our key operating objectives has been, and continues to be, to maintain a high asset quality. Our high proportion of one- to four-family mortgage loans, our maintenance of sound credit standards for new loan originations and our loan administration procedures have resulted in our impaired and non-performing loans totaling to $2.4 million, or 1.0% of net loans at December 31, 2009.  During 2009, we addressed the consequences of a weakening national and local economy by adhering to our conservative underwriting standards and limiting our exposure on one-to four-family residential investment properties.

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

Cheviot Savings Bank has implemented several credit risk measures in the loan origination process that have served to reduce potential losses.  Cheviot Savings Bank also seeks to limit loan portfolio credit risk by originating in the local market generally one- to four-family permanent mortgage loans with a loan-to-value of 85% or less, and one and two family owner-occupied residential mortgage loans with a loan-to-value of 85%, with private mortgage insurance required on first mortgage loans with loan-to-value of greater than 85%. Cheviot Savings Bank consistently observed conservative loan underwriting guidelines and makes exceptions in originating such loans only if there are sound reasons for such exceptions.

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

Marketing real estate owned generally involves listing the property for sale. Cheviot Savings Bank maintains the real estate acquired through foreclosure in good condition to enhance its marketability. As of December 31, 2009, we held four properties classified as real estate owned totaling $2.0 million.  These properties are insured by the Bank.  The Bank takes actions to ensure that the property does not deteriorate due to neglect while held as real estate owned.  New appraisals are ordered at the time the Bank takes ownership of the property.  We then work with preapproved real estate agents to sell the property.

Delinquent Loans and Non-performing Loans and Assets. Our policies require that the collection manager monitor the status of the loan portfolios and report to the Board on a monthly basis. These reports include information on delinquent loans, criticized and classified assets, foreclosed real estate and our plans to cure the delinquent status of the loans.

It is Cheviot Savings Bank’s policy to underwrite single-family residential loans up to a 95% loan-to-value ratio and all other loans (multi-family, construction, commercial and consumer) on no more than an 80% loan-to-value ratio.  It has been the Bank’s experience that interest on delinquent loans is generally recovered in ultimate settlement of the loan due to this conservative underwriting policy. We generally stop accruing interest on our one-to four-family residential, construction and commercial loans when interest or principal payments are 90 days in arrears. Consumer loans are comprised exclusively of loans secured by deposits with Cheviot Savings Bank. Such loans are placed on non-accrual status should they become 90 days delinquent. The Bank will stop accruing interest earlier when the timely collectibility of such interest or principal is doubtful.

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

The following table sets forth certain information regarding delinquencies in our loan portfolio as of December 31, 2009.

	At December 31, 2009
	30-59 Days Delinquent		60-89 Days Delinquent		90 or More Days Delinquent
	Amount	Percent of Net Loans	Amount	Percent of Net Loans	Amount	Percent of Net Loans
	(Dollars in thousands)
Real Estate Loans:
One- to four-family residential(1)	$995	0.40%	$879	0.36%	$2,229	0.90%
Multi-family residential	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Commercial(2)	47	0.02	—	—	217	0.09
Consumer(3)	―	—	—	—	—	—
Total delinquent loans	$1,042	0.42%	$879	0.36%	$2,446	0.99%

	At December 31, 2008
	30-59 Days Delinquent		60-89 Days Delinquent		90 or More Days Delinquent
	Amount	Percent of Net Loans	Amount	Percent of Net Loans	Amount	Percent of Net Loans
	(Dollars in thousands)
Real Estate Loans:
One- to four-family residential(1)	$388	0.14%	$488	0.18%	$856	0.32%
Multi-family residential	—	—	—	—	1,194	0.44
Construction	—	—	—	—	—	—
Commercial(2)	—	—	436	0.15	—	—
Consumer(3)	―	—	—	—	—	—
Total delinquent loans	$388	0.14%	$924	0.33%	$2,050	0.76%
(Footnotes on next page)

At December 31, 2007
	30-59 Days Delinquent		60-89 Days Delinquent		90 or More Days Delinquent
	Amount	Percent of Net Loans	Amount	Percent of Net Loans	Amount	Percent of Net Loans
(Dollars in thousands)
Real Estate Loans:
One- to four-family residential(1)	$171	0.07%	$130	0.05%	$1,601	0.64%
Multi-family residential	―	―	―	―	―	―
Construction	―	―	―	―	―	―
Commercial(2)	―	―	―	―	―	―
Consumer(3)	―	―	―	―	―	―
Total delinquent loans	$171	0.07%	$130	0.05%	$1,601	0.64%

At December 31, 2006
	30-59 Days Delinquent		60-89 Days Delinquent		90 or More Days Delinquent
	Amount	Percent of Net Loans	Amount	Percent of Net Loans	Amount	Percent of Net Loans
(Dollars in thousands)
Real Estate Loans:
One- to four-family residential(1)	$506	0.21%	$265	0.11%	$468	0.19%
Multi-family residential	―	―	―	―	―	―
Construction	―	―	―	―	―	―
Commercial(2)	―	―	―	―	―	―
Consumer(3)	―	―	―	―	―	―
Total delinquent loans	$506	0.21%	$265	0.11%	$468	0.19%

	At December 31, 2005
	30-59 Days Delinquent		60-89 Days Delinquent		90 or More Days Delinquent
	Amount	Percent of Net Loans	Amount	Percent of Net Loans	Amount	Percent of Net Loans
	(Dollars in thousands)
Real Estate Loans:
One- to four-family residential(1)	$367	0.16%	$299	0.13%	$15	0.01%
Multi-family residential	―	―	―	―	134	0.06
Construction	―	―	―	―	―	―
Commercial(2)	―	―	―	―	―	―
Consumer(3)	―	―	―	―	―	―
Total delinquent loans	$367	0.16%	$299	0.13%	$149	0.07%

(1)	Includes home equity lines of credit, loans purchased and loans held for sale.
(2)	Includes loans secured by land.
(3)	Loans secured by deposit accounts.

The following table sets forth information regarding impaired and non-performing loans and assets.

	At December 31,
	2009	2008	2007	2006	2005
	(Dollars in thousands)
Non-accrual real estate loans:
One- to four-family residential(1)	$2,229	$652	$660	$269	$—
Multi-family residential	—	1,194	—	—	134
Construction	—	—	—	—	—
Commercial(2)	217	—	—	—	—
Consumer(3)	—	—	—	—	—
Total non-accruing loans(4)	2,446	1,846	660	269	134
Impaired loans	—	—	—	12	15
Accruing loans delinquent 90 days or more	—	204	—	—	—
Total non-performing loans	2,446	2,050	660	281	149
Real estate acquired through foreclosure	2,048	1,064	625	—	89
Total non-performing assets	$4,494	$3,114	$1,285	$281	$238

Non-performing assets to total assets	1.31%	0.94%	0.40%	0.09%	0.08%
Non-performing loans to net loans	0.99%	0.75%	0.26%	0.12%	0.07%

(1)	Includes home equity lines of credit, loans purchased and loans held for sale.
(2)	Includes loans secured by land.
(3)	Loans secured by deposit accounts.
(4)
For the year ended December 31, 2009, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $92,000.  $92,000 in interest income was recorded on such loans during the year ended December 31, 2009.

Non-performing and impaired loans totaled $2.4 million at December 31, 2009.

Our loan review procedures are performed quarterly. With respect to multi-family and commercial loans, we consider a loan impaired when, based on current information and events, it is probable that we will be unable to collect all amounts due according to the loan’s contractual terms.

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

During the year ended December 31, 2009, the Corporation had total troubled debt restructurings of $3.7 million.  These loans were modified due to short term concessions with no impairment as the Corporation expects to recognize the full amount of the commitment.  The Corporation has no commitments to lend additional funds to these debtors owing receivables whose terms have been modified in troubled debt restructurings.

Classified Assets. Federal regulations require that each insured savings institution classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, federal examiners have authority to identify problem assets and, if appropriate, classify them. There are three classifications for problem assets: “substandard,” “doubtful” and “loss.” Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected.  Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a higher possibility of loss.  An asset classified as a loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. Another category designated “special mention” also may be established and maintained for assets which do not currently expose an insured institution to a sufficient degree of risk to warrant classification as substandard, doubtful or loss. If a classified asset is deemed to be impaired with measurement of loss, Cheviot Savings Bank will establish a charge-off of the loan pursuant to SFAS No. 114. The following table sets forth information regarding classified assets as of December 31, 2009, 2008 and 2007.

	At December 31,
	2009	2008	2007
	(In thousands)
Classification of Assets:
Special Mention	$—	$—	$—
Substandard	4,487	3,281	1,964
Doubtful	—	—	—
Loss	—	—	—
Total	$4,487	$3,281	$1,964

General loss allowances established to cover inherent, but unconfirmed losses in the portfolio may be included in determining an institution’s regulatory capital. Federal examiners may disagree with an insured institution’s classifications and amounts reserved.

Allowance for Loan Losses.  We maintain the allowance through provisions for loan losses that we charge to income. We charge losses on loans against the allowance for loan losses when we believe the collection of loan principal is unlikely. Recoveries on loans charged-off are restored to the allowance for loan losses. The allowance for loan losses is maintained at a level believed, to the best of management’s knowledge, to cover all known and inherent losses in the portfolio both probable and reasonable to estimate at each reporting date. The level of allowance for loan losses is based on management’s periodic review of the collectibility of the loans principally in light of our historical experience, augmented by the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and current and anticipated economic conditions in the primary lending area.  We evaluate our allowance for loan losses quarterly.  We have not made any changes to the external factors in the calculation during the year as we believe the local economy has stabilized.  We will continue to monitor all items involved in the allowance calculation closely.

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

At December 31, 2009 and 2008, our allowance for loan losses was $1.0 million and $709,000, respectively.  Our ratio of the allowance for loan losses as a percentage of net loans receivable was 0.41% and 0.26% at December 31, 2009 and 2008.

The following table sets forth the analysis of the activity in the allowance for loan losses for the periods indicated:

	At or For the Year Ended December 31,
	2009	2008	2007	2006	2005
	(Dollars in thousands)

Balance at beginning of year	$709	$596	$833	$808	$732

Charge offs:
One- to four-family residential(1)	(537)	(488)	(353)	—	(21)
Multi-family residential	—	—	—	—	—
Construction	—	—	—	—	—
Commercial(2)	—	(84)	—	—	—
Consumer(3)	—	—	—	—	—
Total charge-offs	(537)	(572)	(353)	—	(21)

Recoveries:
One- to four-family residential(1)	—	17	—	—	—
Multi-family residential	—	—	—	—	—
Construction	—	—	—	—	—
Commercial(2)	—	—	—	—	—
Consumer(3)	—	—	—	—	—
Total recoveries	—	17	—	—	—

Net charge-offs	(537)	(555)	(353)	—	(21)

Provision for losses on loans	853	668	116	25	97

Balance at end of year	$1,025	$709	$596	$833	$808

Total loans receivable, net (1)	$247,002	$268,483	$249,832	$241,178	$222,771

Average loans receivable outstanding (1)	$253,302	$260,708	$246,335	$233,331	$211,736

Allowance for loan losses as a percent of net loans receivable	0.41%	0.26%	0.24%	0.35%	0.36%

Net loans charged off as a percent of average loans outstanding	0.21%	0.22%	0.14%	0.00%	0.01%

(1)	Includes home equity lines of credit, loans purchased and loans held for sale.
(2)	Includes loans secured by land.
(3)	Loans secured by deposit.

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

	At December 31,
	2009			2008
	Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Loan Category
Allocated:
Real estate - mortgage
One-to four-family residential(1)	$959	$220,714	88.05%	$604	$234,822	86.38%
Multi-family residential	17	9,114	3.64	22	9,385	3.45
Construction	21	4,868	1.94	53	11,646	4.28
Commercial(2)	28	15,925	6.35	30	15,942	5.87
Consumer(3)	—	51	0.02	—	48	0.02

Total	$1,025	$250,672	100.00%	$709	$271,843	100.00%

	At December 31,
	2007			2006
	Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans
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
	(Dollars in thousands)
Loan Category
Allocated:
Real estate - mortgage
One-to four-family residential(1)	$200	$195,059	84.97%
Multi-family residential	275	11,144	4.86
Construction	5	12,360	5.38
Commercial(2)	328	10,883	4.74
Consumer(3)	—	110	0.05

Total	$808	$229,556	100.00%

(1)	Includes home equity lines of credit, loans purchased and loans held for sale.
(2)	Includes loans secured by land.
(3)	Loans secured by deposit accounts.

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

We account for investment and mortgage-backed securities in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 115 “Accounting for Certain Investments in Debt and Equity Securities.” SFAS No. 115 requires that investments be categorized as held-to maturity, trading, or available for sale. Securities classified as held to maturity are carried at cost only if we have the positive intent and ability to hold these securities to maturity. Trading securities and securities available for sale are carried at fair value with resulting unrealized gains or losses recorded to operations or shareholders’ equity, respectively. During 2009, we purchased fifty-four investment securities that were designated as available for sale.  During 2008, we purchased nine investment securities that were designated as available for sale. During 2007, we purchased six investment securities that were designated as available for sale.  All other investment and mortgage-backed securities purchases have been designated as held-to-maturity.  Realized gains or losses on sales of securities are recognized using the specific identification method.

Our current policies generally limit securities investments to U.S. Government, agency and sponsored entity securities and municipal bonds. The policy also permits investments in mortgage-backed securities guaranteed by the Federal National Mortgage Association (FNMA), the Federal Home Loan Mortgage Corporation (FHLMC) and the Government National Mortgage Association (GNMA). Our investment in municipal obligations mature in more than five years. The majority of our investment in U.S. Government and agency obligations are scheduled to mature within fifteen years.

Our current investment strategy uses a risk management approach of diversified investing in fixed-rate securities with short- to intermediate-term maturities, as well as adjustable-rate securities, which may have a longer term to maturity. The emphasis of this approach is to increase overall securities yields while managing interest rate risk. To accomplish these objectives, we focus on investments in mortgage-backed securities with short term maturities, and U.S. government and agency obligations and municipal obligations with maturities in excess of 10 years.  We monitor our investment portfolio for losses that may be considered other than temporary.  At December 31, 2009, all unrealized losses on securities are viewed by management to be temporary.  At December 31, 2009, the amortized cost of our investment and mortgage-backed securities portfolio was $67.1 million, while the estimated fair value was $66.6 million.

Amortized Cost and Estimated Fair Value of Securities. The following table sets forth certain information regarding the amortized cost and estimated fair values of our securities as of the dates indicated.

	At December 31,
	2009		2008		2007
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(In thousands)
Investment securities held to maturity:
U.S. Government and agency securities	$—	$—	$7,000	$7,074	$23,000	$23,086
Municipal obligations	—	—	—	—	—	—
Total investment securities held to maturity	—	—	7,000	7,074	23,000	23,086
Mortgage-backed securities held to maturity:
FHLMC	603	597	683	683	802	809
FNMA	640	642	757	752	930	934
GNMA	4,501	4,577	5,475	5,395	7,768	7,834

Total mortgage-backed securities held to maturity	5,744	5,816	6,915	6,830	9,500	9,577
Total investments and mortgage-backed securities held to maturity	5,744	5,816	13,915	13,904	32,500	32,663

Investment securities available for sale:
U.S. Government and agency securities	$54,915	$54,455	$21,995	$22,012	$10,001	$10,088
Municipal obligations	1,545	1,396	2,110	1,897	2,110	2,090
Total investment securities available for sale	56,460	55,851	24,105	23,909	12,111	12,178

Mortgage-backed securities available for sale:
FHLMC	829	830	—	—	—	—
FNMA	700	709	—	—	—	—
GNMA	3,358	3,381	666	648	811	814
Total mortgage-backed securities available for sale	4,887	4,920	666	648	811	814
Total investment and mortgage-backed securities available for sale	61,347	60,771	24,771	24,557	12,922	12,992

Total investment and mortgage-backed securities	$67,091	$66,587	$38,686	$38,461	$45,422	$45,655

         The following table sets forth certain information regarding the carrying value, weighted average yields and contractual maturities of our securities portfolio as of December 31, 2009. Adjustable-rate mortgage-backed securities are included in the period in which interest rates are next scheduled to adjust.

	At December 31, 2009
	One Year or Less		More Than One Year through Five Years		More Than Five Years through Ten Years		More Than Ten Years		Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Estimated Fair Value	Weighted Average Yield
	(Dollars in thousands)

Investment securities held to maturity:
U.S. Government and agency obligations	$—	—%	$—	—%	$—	—%	$—	—%	$—	$—	—%
Municipal obligations	—	—	—	—	—	—	—	—	—	—	—
Total investment securities held to maturity	—	—	—	—	—	—	—	—	—	—	—

Mortgage-backed securities held to maturity:
FHLMC	—	—	361	3.04	242	2.89	—	—	603	597	2.98
FNMA	—	—	597	2.96	43	3.82	—	—	640	642	3.02
GNMA	—	—	2,447	3.89	1,580	4.08	474	3.94	4,501	4,577	3.96
Total mortgage backed securities held to maturity	—	—	3,405	3.63	1,865	3.92	474	3.94	5,744	5,816	3.75

Investment securities available for sale:
U.S. Government and agency obligations	24,919	2.14	22,996	2.27	2,000	3.00	5,000	4.38	54,915	54,455	2.43
Municipal obligations	—	—	—	—	310	4.00	1,235	4.20	1,545	1,396	4.16
Total investment securities available for sale	24,919	2.14	22,996	2.27	2,310	3.13	6,235	4.34	56,460	55,851	2.48
Mortgage-backed securities available for sale:
FHLMC	—	—	829	3.25	—	—	—	—	829	830	3.25
FNMA	—	—	—	—	—	—	700	2.68	700	709	2.68
GNMA	—	—	3,002	3.34	356	3.53	—	—	3,358	3,381	3.36
Total mortgage backed securities available for sale			3,831	3.32	356	3.53	700	2.68	4,887	4,920	3.24

Total investment and mortgage-backed securities	$24,919	2.14%	$30,232	2.55%	$4,531	3.49%	$7,409	4.29%	$67,091	$66,587	2.64%

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

Savings, NOW and money market rates are generally determined monthly by the board of directors. Certificates of deposit rates are generally determined weekly by the Savings Bank’s President. When we determine our deposit rates, we consider liquidity needs, local competition, FHLB advance rates and rates charged on other sources of funds. Core deposits, defined as savings accounts, money market accounts and demand deposit accounts, represented 39.9% and 34.4% of total deposits at December 31, 2009 and 2008, respectively. At December 31, 2009 and 2008, certificates of deposit with remaining terms to maturity of less than one year amounted to $100.1 million and $104.9 million, respectively.

The following tables set forth the various types of deposit accounts offered by us at the dates indicated.

	At December 31,
	2009			2008			2007
	Amount	Percent	Weighted Average Rate	Amount Amount	Percent	Weighted Average Rate	Amount	Percent	Weighted Average Rate
	(Dollars in thousands)
NOW accounts	$24,426	10.36%	0.29%	$18,940	8.77%	0.49%	$15,830	7.21%	0.67%
Passbook accounts	15,096	6.40	0.24	14,405	6.67	0.34	14,938	6.80	0.99
Money market demand deposits	54,549	23.12	0.92	41,069	19.00	1.52	33,069	15.06	2.23
Total demand, transaction and Passbook deposits	94,071	39.88	0.65	74,414	34.44	1.03	63,837	29.07	1.55

Certificates of deposit
Due within one year	100,050	42.41	1.97	104,868	48.54	2.82	128,962	58.75	4.72
Over 1 year through 3 years	30,770	13.04	2.83	23,193	10.74	3.53	26,559	12.10	4.81
Over 3 years	11,013	4.67	3.83	13,573	6.28	4.45	168	0.08	4.31
Total certificates of deposit	141,833	60.12	2.30	141,634	65.56	3.45	155,689	70.93	4.73

Total	$235,904	100.00%	1.60%	$216,048	100.00%	2.62%	$219,526	100.00%	3.81%

The following table presents our deposit activity for the years indicated.

	For the Year Ended December 31,	For the Year Ended December 31,	For the Year Ended December 31,
	2009	2008	2007
	(In thousands)
Net deposits (withdrawals)	$15,012	$(10,205)	$6,010
Interest credited on deposit account	4,844	6,727	8,066
Total increase (decrease) in deposit accounts	$19,856	$(3,478)	$14,076

Maturities of Certificates of Deposit Accounts. The following table sets forth the amount and maturities of certificates of deposit accounts at the dates indicated.

	At December 31, 2009
	Less than Six Months	Six Months to One Year	Over One Year to Three Years	Over Three Years	Total	Percent of Total
	(Dollars in thousands)
2.00% and below	$38,589	$32,641	$8,472	$—	$79,702	56.20%
2.01% to 3.00%	5,010	3,773	13,799	2,258	24,840	17.51
3.01% to 4.00%	10,990	4,854	627	5,000	21,471	15.14
4.01% to 5.00%	2,474	1,564	6,418	3,755	14,211	10.02
5.01% to 6.00%	81	74	1,454	—	1,609	1.13
Total	$57,144	$42,906	$30,770	$11,013	$141,833	100.00%

As of December 31, 2009, the aggregate amount of outstanding certificates of deposit at Cheviot Savings Bank in amounts greater than or equal to $100,000, was approximately $31.3 million. The following table presents the maturity of these certificates of deposit at such date.

At December 31, 2009
Maturity Period	Amount
(In thousands)
Less than three months	$5,400
Three to six months	5,852
Six months to one year	9,706
Over one year to three years	9,340
Over three years	1,019
Total	$31,317

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

	For the Year Ended December 31,	For the Year Ended December 31,	For the Year Ended December 31,
	2009	2008	2007
	(Dollars in thousands)
FHLB Advances:
Maximum month end-end balance	$44,210	$46,528	$34,088
Balance at the end of year	$33,672	$44,604	$28,665
Average balance	$39,783	$39,257	$29,630

Weighted average interest rate at the end of year	4.33%	4.29%	4.83%
Weighted average interest rate during year	4.38%	4.38%	4.84%

REGULATION

Regulation

Loans-to-One-Borrower.  Federal savings banks generally may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and unimpaired surplus.  An additional amount may be lent, equal to 10% of unimpaired capital and unimpaired surplus, if the loan is secured by readily marketable collateral, which is defined to include certain securities and bullion, but generally does not include real estate.  As of December 31, 2009, we were in compliance with our loans-to-one-borrower limitations.

Qualified Thrift Lender Test. As a federal savings bank, we are required to satisfy a qualified thrift lender test whereby we must maintain at least 65% of our “portfolio assets” in “qualified thrift investments.”  These consist primarily of residential mortgages and related investments, including mortgage-backed and related securities.  “Portfolio assets” generally means total assets less specified liquid assets up to 20% of total assets, goodwill and other intangible assets, and the value of property used to conduct business.  A savings bank that fails the qualified thrift lender test must either convert to a commercial bank charter or operate under specified restrictions.  As of December 31, 2009, we maintained 90.54% of our portfolio assets in qualified thrift investments and, therefore, we met the qualified thrift lender test.

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

Our authority to extend credit to executive officers, directors and 10% or greater stockholders, as well as entities controlled by these persons, is governed by Sections 22(g) and 22(h) of the Federal Reserve Act and its implementing regulation, Regulation O.  Among other things, these regulations generally require these loans to be made on terms substantially the same as those offered to unaffiliated individuals and do not involve more than the normal risk of repayment.  However, executive officers and directors may receive beneficial treatment available on a bank-wide basis to all participating employees. Regulation O also places individual and aggregate limits on the amount of loans we may make to these persons based, in part, on our capital position, and requires that prior approval procedures be followed.  At December 31, 2009, we were in compliance with these regulations.

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

The capital regulations also incorporate an interest rate risk component.  Savings institutions with “above normal” interest rate risk exposure are subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. For the present time, the Office of Thrift Supervision has deferred implementation of the interest rate risk capital charge. At December 31, 2009, Cheviot Savings Bank met each of its capital requirements.

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

Insurance of Deposit Accounts

We are a member of the Deposit Insurance Fund, which is administered by the Federal Deposit Insurance Corporation. Our deposit accounts are insured by the Federal Deposit Insurance Corporation, generally up to a maximum of $100,000 for each separately insured depositor and up to a maximum of $250,000 for self-directed retirement accounts. However, the Federal Deposit Insurance Corporation increased the deposit insurance available on all deposit accounts to $250,000, effective until December 31, 2013.  In addition, certain noninterest-bearing transaction accounts maintained with financial institutions participating in the Federal Deposit Insurance Corporation’s Temporary Liquidity Guarantee Program are fully insured regardless of the dollar amount until June 30, 2010.  We have opted not to participate in the Federal Deposit Insurance Corporation’s Temporary Liquidity Guarantee Program.

The Federal Deposit Insurance Corporation imposes an assessment against institutions for deposit insurance.  This assessment is based on the risk category of the institution and, prior to 2009, ranged from 5 to 43 basis points of the institution’s deposits.  On December 22, 2008, the Federal Deposit Insurance Corporation published a final rule that raised the current deposit insurance assessment rates uniformly for all institutions by 7 basis points (to a range from 12 to 50 basis points) effective for the first quarter of 2009.  On February 27, 2009, the Federal Deposit Insurance Corporation issued a final rule that will alter the way the Federal Deposit Insurance Corporation calculates federal deposit insurance assessment rates beginning in the second quarter of 2009 and thereafter.

Under the rule, the Federal Deposit Insurance Corporation first establishes an institution’s initial base assessment rate.  This initial base assessment rate ranges, depending on the risk category of the institution, from 12 to 45 basis points.  The Federal Deposit Insurance Corporation then adjusts the initial base assessment (higher or lower) to obtain the total base assessment rate.  The adjustments to the initial base assessment rate are based upon an institution’s levels of unsecured debt, secured liabilities, and brokered deposits.  The total base assessment rate ranges from 7 to 77.5 basis points of the institution’s deposits. Additionally, the Federal Deposit Insurance Corporation imposed a special 5 basis points assessment on each FDIC-insured depository institution’s assets, minus its Tier 1 capital on June 30, 2009, which was collected on September 30, 2009. The special assessment was capped at 10 basis points of an institution’s domestic deposits. Future special assessments could also be assessed. Our premium assessment for the second quarter of 2009 increased by approximately $140,000 to reflect the special assessment, our total FDIC insurance expense totaled $248,000 for the year ended December 31, 2009, and prepaid insurance totaled $968,000 at December 31, 2009.

The Federal Deposit Insurance Corporation has required all depository institutions to prepay their estimated assessments for the fourth quarter of 2009, and for all of 2010, 2011 and 2012.  Under the rule, this pre-payment was due on December 30, 2009.  The assessment rate for the fourth quarter of 2009 and for 2010 was based on each institution’s total base assessment rate for the third quarter of 2009, modified to assume that the assessment rate in effect on September 30, 2009 had been in effect for the entire third quarter, and the assessment rate for 2011 and 2012 will be equal to the modified third quarter assessment rate plus an additional 3 basis points.  In addition, each institution’s base assessment rate for each period was calculated using its third quarter assessment base, adjusted quarterly for an estimated 5% annual growth rate in the assessment base through the end of 2012.  Our prepayment amount was approximately $968,000.

Insurance of deposits may be terminated by the Federal Deposit Insurance Corporation upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the Federal Deposit Insurance Corporation. We do not currently know of any practice, condition or violation that may lead to termination of our deposit insurance.

In addition to the Federal Deposit Insurance Corporation assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the Federal Deposit Insurance Corporation, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. For the quarter ended December 31, 2009, the annualized FICO assessment was equal to 1.06 basis points for each $100 in domestic deposits maintained at an institution.

Temporary Liquidity Guarantee Program

On October 14, 2008, the Federal Deposit Insurance Corporation announced a new program – the Temporary Liquidity Guarantee Program, which guarantees newly issued senior unsecured debt of a participating organization, up to certain limits established for each institution, issued between October 14, 2008 and June 30, 2009. The Federal Deposit Insurance Corporation will pay the unpaid principal and interest on Federal Deposit Insurance Corporation-guaranteed debt instruments upon the uncured failure of the participating entity to make timely payments of principal or interest in accordance with the terms of the instrument.  The guarantee will remain in effect until June 30, 2012. In return for the Federal Deposit Insurance Corporation’s guarantee, participating institutions will pay the Federal Deposit Insurance Corporation a fee based on the amount and maturity of the debt.  We opted not to participate in this part of the Temporary Liquidity Guarantee Program.

The other part of the Temporary Liquidity Guarantee Program provides full federal deposit insurance coverage for noninterest-bearing transaction deposit accounts, regardless of dollar amount, until December 31, 2009. An annualized 10 basis point assessment on balances in noninterest-bearing transaction accounts that exceed the existing deposit insurance limit of $250,000 will be assessed on a quarterly basis to insured depository institutions that have not opted out of this component of the Temporary Liquidity Guarantee Program.  We opted to not participate in this component of the Temporary Liquidity Guarantee Program. On August 26, 2009, the Federal Deposit Insurance Corporation extended the program until June 30, 2010. Institutions have until November 2, 2009 to decide whether they will opt out of the extension which takes effect on January 1, 2010. An annualized assessment rate between 15 and 25 basis points on balances in noninterest-bearing transaction accounts that exceed the existing deposit insurance limit of $250,000 will be assessed depending on the institution’s risk category. We did not opt into the extension.

Federal Home Loan Bank System

We are a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks.  The Federal Home Loan Bank System provides a central credit facility primarily for member institutions.  As a member of the Federal Home Loan Bank of Cincinnati we are required to acquire and hold shares of capital stock in the Federal Home Loan Bank in an amount equal to at least 1% of the aggregate principal amount of our unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of our borrowings from the Federal Home Loan Bank, whichever is greater.  As of December 31, 2009, we were in compliance with this requirement.  The Federal Home Loan Banks are required to provide funds for the resolution of insolvent thrifts and to contribute funds for affordable housing programs.  These requirements could reduce the amount of dividends that the Federal Home Loan Banks pay to their members and could also result in the Federal Home Loan Banks imposing a higher rate of interest on advances to their members.

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

As a result of the enactment of the Small Business Job Protection Act of 1996, all savings banks and savings associations may convert to a commercial bank charter, diversify their lending, or merge into a commercial bank without having to recapture any of their pre-1988 tax bad debt reserve accumulations.  However, transactions which would require recapture of the pre-1988 tax bad debt reserve include redemption of Cheviot Savings Bank’s stock, payment of dividends or distributions in excess of earnings and profits, or failure by the institution to qualify as a bank for federal income tax purposes.  At December 31, 2009, Cheviot Savings Bank had pre-1988 bad debt reserves totaling approximately $3.0 million.  A deferred tax liability has not been provided on this amount as management does not intend to make distributions, redeem stock or fail certain bank tests that would result in recapture of the reserve.

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

MANAGEMENT

Executive Officers of Cheviot Financial Corp.

The following individuals hold the following executive officer positions with Cheviot Financial Corp.

Name	Age	Position

Thomas J. Linneman	56	President and Chief Executive Officer
Scott T. Smith	40	Chief Financial Officer

Availability of Annual Report on Form 10-K

Our Annual Report on Form 10-K may be accessed on our website at www.cheviotsavings.com.

ITEM 1A.            RISK FACTORS

Changing Interest Rates May Cause Net Earnings to Decline.

In the event that interest rates rise, our net interest margin and interest rate spread will be adversely affected by the high level of assets with fixed rates of interest which we retain in our portfolio.  As market interest rates rise, we will have competitive pressures to increase the rates we pay on deposits, which will result in a decrease of our net interest income.  Furthermore, the value of our loans will be less should we choose to sell such loans in the secondary market.  Since, as a general matter, our interest-bearing liabilities reprice or mature more quickly than our interest-earning assets, an increase in interest rates generally would result in a decrease in our average interest rate spread and net interest income.

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

In determining the amount of the allowance for loan losses, we review individual delinquent multi-family and commercial real estate loans for potential impairments in their carrying values.  Additionally, we apply a factor to the loan portfolio principally based on historical loss experience as applied to the composition of the one- to-four family loan portfolio and integrated with our perception of risk in the economy related to past experience.  Since we must use assumptions regarding individual loans and the economy, our current allowance for loan losses may not be sufficient to cover actual loan losses, and increases in the allowance may be necessary.  Consequently, we may need to significantly increase our provision for losses on loans, particularly if one or more of our larger loans or credit relationships becomes delinquent or if we expand our non-residential, multi-family or commercial business lending.  In addition, federal and state regulators periodically review our allowance for loan losses and may require us to increase our provision for loan losses or recognize loan charge-offs.

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

ITEM 1B.            UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.            PROPERTIES

We conduct our business through our main banking office located in Cheviot, Ohio, and other full-service branch offices located in Hamilton County, Ohio. The aggregate net book value of our premises and equipment was $4.9 million at December 31, 2009. The following table sets forth certain information with respect to our offices at December 31, 2009.

Location	Leased or Owned	Year Opened/ Acquired	Net Book Value
			(In thousands)
Main Office
3723 Glenmore Avenue Cheviot, Ohio 45211	Owned	1912	$786

Branches
5550 Cheviot Road Cincinnati, Ohio 45247	Owned	1982	367

6060 Bridgetown Road Cincinnati, Ohio 45248	Owned	1991	496

1194 Stone Road Harrison, Ohio 45030	Owned	1997	594

585 Anderson Ferry Road Cincinnati, Ohio 45238	Owned	2006	1,148

7072 Harrison Avenue Cincinnati, Ohio 45247	Owned	2006	1,495

Total Net Book Value			$4,886

ITEM 3.            LEGAL PROCEEDINGS

At December 31, 2009, Cheviot Savings Bank was not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business which, in the aggregate, involve amounts which are believed by management to be immaterial to its financial condition or results of operations.

ITEM 4.            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is listed on the Nasdaq Capital Market under the symbol “CHEV”.

The following table sets forth the range of the high and low sales prices of the Company’s Common Stock for the prior eight calendar quarters and is based upon information provided by Nasdaq.

	Prices of Common Stock
	High	Low	Dividends Paid
Calendar Quarter Ended
March 31, 2009	$7.70	$5.52	$0.10
June 30, 2009	9.80	6.65	0.10
September 30, 2009	9.00	7.09	0.10
December 31, 2009	8.77	7.00	0.10

	Prices of Common Stock
	High	Low	Dividends Paid
Calendar Quarter Ended
March 31, 2008	$10.55	$7.85	$0.09
June 30, 2008	10.00	7.48	0.09
September 30, 2008	9.09	6.77	0.09
December 31, 2008	8.50	5.15	0.09

As of December 31, 2009, the Company had 800 stockholders of record.  Please see “Item 1. Business— Regulation—Capital Distributions” for a discussion of restrictions on the ability of the Bank to pay the Company dividends.

Set forth below is information relating to the Company’s common stock repurchase activity during the fourth quarter of 2009.

Month	Total Number of Shares Purchased	Average Price Paid per share	Total shares purchased as part of a publicly announced program or plan	Maximum number of shares that may yet be purchased under the program or plan

October	—	$—	82,968	364,616
November	—	—	82,968	364,616
December	—	—	82,968	364,616

Set forth below is information as of December 31, 2009 regarding equity compensation plans.  Other than the ESOP, the Company does not have any equity compensation plans that were not approved by its stockholders.

Plan	Number of securities to be issued upon exercise of outstanding options and rights	Weighted average exercise price	Number of securities remaining available for issuance under plan
Equity compensation plans approved by stockholders	680,426	$11.11	100,531
Equity compensation plans not approved by stockholders	—	—	—
Total	680,426	$11.11	100,531

ITEM 6.            SELECTED FINANCIAL DATA

The Selected Financial Data is incorporated by reference to the Annual Report to Shareholders included as Exhibit 13 to this Form 10-K.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Incorporated by reference to the Annual Report to Shareholders included as Exhibit 13 to the Form 10-K.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Incorporated by reference to the Annual Report to Shareholders included as Exhibit 13 to the Form 10-K.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

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

As of December 31, 2009, management assessed the effectiveness of the Company’s internal control over financial reporting based upon the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon its assessment, management believes that the Company’s internal control over financial reporting as of December 31, 2009 is effective using these criteria.

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

PART IV

ITEM 15.           EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

          The exhibits and financial statement schedules filed as a part of this Form 10-K are as follows:

(a)(1) Financial Statements

•	Report of Independent Registered Public Accounting Firm.
•	Consolidated Statements of Financial Condition at December 31, 2009 and 2008.
•	Consolidated Statements of Earnings for the Years Ended December 31, 2009, 2008 and 2007.
•	Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2009, 2008 and 2007.
•	Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2009, 2008 and 2007.

•	Consolidated Statements of Cash Flows for the Years Ended December 31, 2009, 2008 and 2007.
•	Notes to Consolidated Financial Statements.

(a)(2)	Financial Statement Schedules

No financial statement schedules are filed because the required information is not applicable or is included in the consolidated financial statements or related notes.

(a)(3)	Exhibits

3.1	Charter of Cheviot Financial Corp.(1)
3.2	Bylaws of Cheviot Financial Corp. (1)
4	Stock Certificate of Cheviot Financial Corp. (2)
10.1	Employment Agreement with Thomas J. Linneman(3)
10.2	Change in Control Severance Agreement with Kevin Kappa(4)
10.3	Change in Control Severance Agreement with Jeffrey Lenzer(5)
10.4	Change in Control Severance Agreement with Scott Smith(6)
10.5	Directors Deferred Compensation Plan(7)
10.6	Tax Allocation Agreement(8)
10.7	Expense Allocation Agreement(9)
10.8	2005 Stock Based Incentive Plan(10)
10.9	Supplemental Insurance Plan(11)
13	Annual Report to Shareholders
14	Code of Ethics(12)
21	Subsidiaries of the Registrant(13)
23.1	Consent of Clark, Schaefer, Hackett & Co.
31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Exhibit 3.1 of the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on June 30, 2003.

(2)	Incorporated by reference to Exhibit 4 of the Pre-Effective Amendment No.1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 2, 2003.

(3)	Incorporated by reference to Exhibit 10.1 of the Pre-Effective Amendment No.1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 2, 2003.

	(4)	Incorporated by reference to Exhibit 10.2 of the Pre-Effective Amendment No.1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 2, 2003.

	(5)	Incorporated by reference to Exhibit 10.3 of the Pre-Effective Amendment No.1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 2, 2003.

	(6)	Incorporated by reference to Exhibit 10.3 of the Pre-Effective Amendment No.1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 2, 2003.

	(7)	Incorporated by reference to Exhibit 10.4 of the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on June 30, 2003.

	(8)	Incorporated by reference to Exhibit 10.5 of the Pre-Effective Amendment No.1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 2, 2003.

	(9)	Incorporated by reference to Exhibit 10.6 of the Pre-Effective Amendment No.1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 2, 2003.

	(10)	Incorporated by reference to Exhibit A of the Definitive Proxy Statement filed with the Securities and Exchange Commission on March 25, 2005.

	(11)	Incorporated by reference to Exhibit 99 of the Form 8-K filed with the Securities and Exchange Commission on July 7, 2005.

	(12)	Incorporated by reference to Exhibit 14 of the Form 10-K filed with the Securities and Exchange Commission on March 25, 2004.

	(13)	Incorporated by reference to Exhibit 21 of the Form 10-K filed with the Securities and Exchange Commission on March 30, 2007.

(b)	The exhibits listed under (a)(3) above are filed herewith.

(c)	Not applicable.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHEVIOT FINANCIAL CORP.

Date:	March 17, 2010	By:	/s/ Thomas J. Linneman
Thomas J. Linneman,
President and Chief Executive Officer and Director

          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Thomas J. Linneman	By:	/s/ Scott T. Smith
	Thomas J. Linneman, President and Chief Executive Officer		Scott T. Smith, Chief Financial Officer
(principal financial officer and principal accounting officer)

Date:	March 17, 2010	Date:	March 17, 2010

By:	/s/ Edward L. Kleemeier	By:	/s/ John T. Smith
	Edward L. Kleemeier, Director		John T. Smith, Director

Date:	March 17, 2010	Date:	March 17, 2010

By:	/s/ Robert L. Thomas	By:	/s/ James E. Williamson
	Robert L. Thomas, Director		James E. Williamson, Director

Date:	March 17, 2010	Date:	March 17, 2010

By:	/s/ Steven R. Hausfeld
Steven R. Hausfeld, Director

Date:	March 17, 2010