Form 10-Q
period 2010-03-31
CHEVIOT FINANCIAL CORP
filed 2010-05-14
CIK 1248124

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549
                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              March 31, 2010
                                ------------------------------------------------

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

Yes [  ]         No  [X]

As of May 14, 2010, the latest practicable date, 8,864,908 shares of the registrant's common stock, $.01 par value, were issued and outstanding.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [   ]         No  [   ]

                                      INDEX

                                                                            Page

PART I  -     FINANCIAL INFORMATION

              Consolidated Statements of Financial Condition                3

              Consolidated Statements of Earnings                           4

              Consolidated Statements of Comprehensive Income               5

              Consolidated Statements of Cash Flows                         6

              Notes to Consolidated Financial Statements                    8

              Management's Discussion and Analysis of
              Financial Condition and Results of
              Operations                                                   22

              Quantitative and Qualitative Disclosures about
              Market Risk                                                  28

              Controls and Procedures                                      28

PART II  -    OTHER INFORMATION                                            29

SIGNATURES                                                                 30

                             Cheviot Financial Corp.

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                        (In thousands, except share data)

                                                                                          March 31,        December 31,
         ASSETS                                                                                2010                2009
                                                                                        (Unaudited)

Cash and due from banks                                                                  $    1,145          $    3,217
Federal funds sold                                                                            2,117               4,582
Interest-earning deposits in other financial institutions                                     2,882               3,484
                                                                                         ----------           ---------
         Cash and cash equivalents                                                            6,144              11,283

Investment securities available for sale - at fair value                                     73,368              55,851
Mortgage-backed securities available for sale - at fair value                                 4,789               4,920
Mortgage-backed securities held to maturity - at cost, approximate market value of $5,565 and $5,816 at March 31, 2010 and
  December 31, 2009, respectively                                                             5,483               5,744
Loans receivable - net                                                                      242,527             245,905
Loans held for sale - at lower of cost or market                                                  -               1,097
Real estate acquired through foreclosure - net                                                1,990               2,048
Office premises and equipment - at depreciated cost                                           4,809               4,889
Federal Home Loan Bank stock - at cost                                                        3,375               3,369
Accrued interest receivable on loans                                                          1,075               1,074
Accrued interest receivable on mortgage-backed securities                                        33                  36
Accrued interest receivable on investments and interest-earning deposits                        417                 322
Prepaid expenses and other assets                                                             1,859               1,591
Bank-owned life insurance                                                                     3,687               3,653
Prepaid federal income taxes                                                                      -                  78
                                                                                        -----------          ----------
         Total assets                                                                   $   349,556          $  341,860
                                                                                        ===========          ==========
         LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits                                                                                   $238,950            $235,904
Advances from the Federal Home Loan Bank                                                     38,221              33,672
Advances by borrowers for taxes and insurance                                                 1,008               1,501
Accrued interest payable                                                                        139                 136
Accounts payable and other liabilities                                                        1,690               1,625
Accrued federal income taxes                                                                    129                   -
Deferred federal income taxes                                                                   322                 272
                                                                                         ----------           ---------
         Total liabilities                                                                  280,459             273,110

Shareholders' equity
  Preferred stock - authorized 5,000,000 shares, $.01 par value; none issued
  Common stock - authorized 30,000,000 shares, $.01 par value;
    9,918,751 shares issued at March 31, 2010 and December 31, 2009                              99                  99
  Additional paid-in capital                                                                 43,870              43,819
  Shares acquired by stock benefit plans                                                     (2,069)             (2,069)
  Treasury stock - at cost, 1,050,045 shares at March 31, 2010
    and December 31, 2009                                                                   (12,828)            (12,828)
  Retained earnings - restricted                                                             40,238              40,109
  Accumulated comprehensive loss, unrealized losses on securities
    available for sale, net of related tax benefits                                            (213)               (380)
                                                                                         ----------           ---------
         Total shareholders' equity                                                          69,097              68,750
                                                                                         ----------           ---------
         Total liabilities and shareholders' equity                                      $  349,556           $ 341,860
                                                                                         ==========           =========

See accompanying notes to consolidated financial statements.

                             Cheviot Financial Corp.

                 CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)

               For the three months ended March 31, 2010 and 2009
                      (In thousands, except per share data)

                                                                                               2010                2009
Interest income
  Loans                                                                                      $3,508              $3,848
  Mortgage-backed securities                                                                     86                 105
  Investment securities                                                                         373                 369
  Interest-earning deposits and other                                                            40                  10
                                                                                             ------              ------
         Total interest income                                                                4,007               4,332

Interest expense
  Deposits                                                                                      915               1,374
  Borrowings                                                                                    366                 471
                                                                                             ------              ------
         Total interest expense                                                               1,281               1,845
                                                                                             ------              ------

         Net interest income                                                                  2,726               2,487

Provision for losses on loans                                                                    40                 337
                                                                                             ------              ------
         Net interest income after provision for
           losses on loans                                                                    2,686               2,150

Other income
  Rental                                                                                         16                  13
  Loss on sale of real estate acquired through foreclosure                                        -                 (20)
  Gain on sale of loans                                                                          36                 131
  Earnings on bank-owned life insurance                                                          35                  34
  Other operating                                                                                95                  73
                                                                                             ------              ------
         Total other income                                                                     182                 231

General, administrative and other expense
  Employee compensation and benefits                                                          1,160               1,118
  Occupancy and equipment                                                                       164                 143
  Property, payroll and other taxes                                                             245                 251
  Data processing                                                                                61                  85
  Legal and professional                                                                        129                 131
  Advertising                                                                                    50                  50
  FDIC expense                                                                                   71                   9
  Other operating                                                                               218                 193
                                                                                             ------              ------
         Total general, administrative and other expense                                      2,098               1,980
                                                                                             ------              ------
         Earnings before federal income taxes                                                   770                 401

Federal income taxes
  Current                                                                                       302                 166
  Deferred                                                                                      (35)                (58)
                                                                                             ------              ------
         Total federal income taxes                                                             267                 108
                                                                                             ------              ------
         NET EARNINGS                                                                        $  503              $  293
                                                                                             ======              ======
         EARNINGS PER SHARE
           Basic                                                                             $  .06              $  .03
                                                                                             ======              ======
           Diluted                                                                           $  .06              $  .03
                                                                                             ======              ======
           Dividends declared per share                                                      $  .11              $  .10
                                                                                             ======              ======

See accompanying notes to consolidated financial statements.
                                       4

                           Cheviot Financial Corp.

           CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

               For the three months ended March 31, 2010 and 2009
                                 (In thousands)


                                                                                               2010                  2009

Net earnings for the period                                                                    $ 503                 $ 293

Other comprehensive income (loss), net of related tax expense (benefit):
  Unrealized holding gains (losses) on securities during the period, net of tax expense (benefit) of $86 and $(29) for the periods
    ended March 31, 2010 and 2009, respectively                                                  167                   (57)
                                                                                               -----                 -----
Comprehensive income                                                                           $ 670                 $ 236
                                                                                               =====                 =====

Accumulated comprehensive loss                                                                 $(213)                $(380)
                                                                                               =====                 =====

See accompanying notes to consolidated financial statements.
                                       5

                             Cheviot Financial Corp.

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

               For the three months ended March 31, 2010 and 2009
                                 (In thousands)

                                                                                               2010                2009
Cash flows from operating activities:
  Net earnings for the period                                                               $   503             $   293
  Adjustments to reconcile net earnings to net cash (used in)
  provided by operating activities:
    Amortization of premiums and discounts on investment
      and mortgage-backed securities, net                                                        10                  (3)
    Depreciation                                                                                 80                  75
    Amortization of deferred loan origination fees - net                                         (3)                 (5)
    Proceeds from sale of loans in the secondary market                                       2,756               9,132
    Loans originated for sale in the secondary market                                        (2,720)             (9,001)
    Gain on sale of loans                                                                       (36)               (131)
    Amortization of expense related to stock benefit plans                                      (11)                (19)
    Provision for losses on loans                                                                40                 337
    Federal Home Loan Bank stock dividends                                                       (6)                  -
    Loss on real estate acquired through foreclosure                                              -                  20
    Impairment on real estate acquired through foreclosure                                       81                   -
    Net increase in cash surrender value of bank-owned life insurance                           (34)                (34)
    Increase (decrease) in cash due to changes in:
      Accrued interest receivable on loans                                                       (1)                 34
      Accrued interest receivable on mortgage-backed securities                                   3                 (11)
      Accrued interest receivable on investments and interest-earning deposits                  (95)                 83
      Prepaid expenses and other assets                                                        (268)               (334)
      Accrued interest payable                                                                    3                  (7)
      Accounts payable and other liabilities                                                     65                (124)
      Federal income taxes
        Current                                                                                 207                  86
        Deferred                                                                                (35)                (58)
                                                                                           --------            --------
         Net cash flows provided by operating activities                                        539                 333

Cash flows used in investing activities:
  Principal repayments on loans                                                              10,112              21,071
  Loan disbursements                                                                         (5,697)            (12,746)
  Purchase of investment securities - available for sale                                    (32,196)                  -
  Proceeds from maturity of investment securities - available for sale                       14,901                   -
  Proceeds from maturity of investment securities - held to maturity                              -               2,000
  Purchase of mortgage-backed securities - available for sale                                     -              (4,055)
  Principal repayments on mortgage-backed securities - available for sale                       151                 288
  Principal repayments on mortgage-backed securities - held to maturity                         261                 253
  Proceeds from the sale of real estate acquired through foreclosure                              -                 104
  Additions to real estate acquired through foreclosure                                           -                 (17)
  Purchase of office premises and equipment                                                       -                 (68)
                                                                                          --------            --------
         Net cash flows provided by (used in) investing activities                          (12,468)              6,830

Cash flows provided by financing activities:
  Net increase in deposits                                                                    3,046              11,444
  Proceeds from Federal Home Loan Bank advances                                              10,000                   -
  Repayments on Federal Home Loan Bank advances                                              (5,451)             (1,604)
  Advances by borrowers for taxes and insurance                                                (493)               (502)
  Stock option expense, net                                                                      62                  61
  Dividends paid on common stock                                                               (374)               (340)
                                                                                           --------            --------
         Net cash flows provided by financing activities                                      6,790               9,059
                                                                                           --------            --------

Net increase (decrease) in cash and cash equivalents                                         (5,139)             16,222

Cash and cash equivalents at beginning of period                                             11,283              10,013
                                                                                           --------            --------

Cash and cash equivalents at end of period                                                 $  6,144            $ 26,235
                                                                                           ========            ========

See accompanying notes to consolidated financial statements.
                                       6

                             Cheviot Financial Corp.

               For the three months ended March 31, 2010 and 2009
                                 (In thousands)


                                                                                               2010                2009

Supplemental disclosure of cash flow information: Cash paid during the period for:
    Federal income taxes                                                                    $    95             $    75
                                                                                            =======             =======
    Interest on deposits and borrowings                                                     $ 1,284             $ 1,838
                                                                                            =======             =======
Supplemental disclosure of non-cash investing activities:
  Transfer from loans to real estate acquired through foreclosure                           $    23             $ 1,140
                                                                                            =======             =======
Recognition of mortgage servicing rights                                                    $    22             $    72
                                                                                            =======             =======


See accompanying notes to consolidated financial statements.

                           Cheviot Financial Corp.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               For the three months ended March 31, 2010 and 2009


    1.   Basis of Presentation
         ---------------------

Cheviot Financial Corp. ("Cheviot Financial" or the "Corporation") is a financial holding company, the principal asset of which consists of its ownership of Cheviot Savings Bank (the "Savings Bank"). The Savings Bank conducts a general banking business in southwestern Ohio which consists of attracting deposits and applying those funds primarily to the origination of real estate loans. The Corporation is 62% owned by Cheviot Mutual Holding Company. Earnings per share is reported including all shares held by Cheviot Mutual Holding Company. Cheviot Mutual Holding Company has to date waived the receipt of dividends declared by the Corporation. Cheviot Savings' profitability is significantly dependent on net interest income, which is the difference between interest income from interest-earning assets and the interest expense paid on interest-bearing liabilities. Net interest income is affected by the relative amount of interest-earning assets and interest-bearing liabilities and the interest received or paid on these balances.

The accompanying unaudited financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. Accordingly, these consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Cheviot Financial included in the Annual Report on Form 10-K for the year ended December 31, 2009. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three month period ended March 31, 2010 are not necessarily indicative of the results which may be expected for the entire year.

    2.   Principles of Consolidation
         ---------------------------

The accompanying consolidated financial statements as of and for the three months ended March 31, 2010 include the accounts of the Corporation and its wholly-owned subsidiary, the Savings Bank. All significant intercompany items have been eliminated.

    3.   Liquidity and Capital Resources
          ------------------------------

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, scheduled amortization and prepayments of loan principal and mortgage-backed securities, maturities and calls of securities and funds provided by our operations. In addition, we may borrow from the Federal Home Loan Bank of Cincinnati. At March 31, 2010 and December 31, 2009, we had $38.2 million and $33.7 million, respectively, in outstanding borrowings from the Federal Home Loan Bank of Cincinnati and had the capacity to increase such borrowings at those dates by approximately $104.9 million and $109.3 million, respectively.

Loan repayments and maturing securities are a relatively predictable source of funds. However, deposit flows, calls of securities and prepayments of loans and mortgage-backed securities are strongly influenced by interest rates, general and local economic conditions and competition in the marketplace. These factors reduce the predictability of these sources of funds.

                             Cheviot Financial Corp.

               For the three months ended March 31, 2010 and 2009


    3. Liquidity and Capital Resources (continued)
       -------------------------------
Our primary investing activities are the origination of one- to four-family real estate loans, commercial real estate, construction and consumer loans, and the purchase of securities. For the three months ended March 31, 2010, loan originations totaled $8.4 million, compared to $21.7 million for the three months ended March 31, 2009.

Total deposits increased $3.0 million and $11.4 million during the three months ended March 31, 2010 and 2009, respectively. Deposit flows are affected by the level of interest rates, the interest rates and products offered by competitors and other factors.

The  following  table  sets  forth   information   regarding  the  Corporation's
obligations and commitments to make future payments under contracts as of March 31, 2010.

                                                                        Payments due by period
                                                              Less     More than     More than        More
                                                              than        1-3           4-5           than
                                                             1 year      years         years        5 years       Total
                                                                                 (In thousands)

    Contractual obligations:
      Advances from the Federal Home Loan Bank            $  5,000       $ 1,808      $ 3,192     $ 28,221     $ 38,221
      Certificates of deposit                               99,390        29,842       11,386            -      140,618

    Amount of loan commitments and expiration per period:
      Commitments to originate one- to four-family
        loans                                                1,349             -            -            -        1,349
      Home equity lines of credit                           12,633             -            -            -       12,633
      Undisbursed loans in process                           3,310             -            -            -        3,310
                                                          --------      --------     --------     --------     --------
         Total contractual obligations                    $121,682      $ 31,650     $ 14,578     $ 28,221     $196,131
                                                          ========      ========     ========     ========     ========

-------------------------

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of maturing time deposits will be retained.

                             Cheviot Financial Corp.

               For the three months ended March 31, 2010 and 2009

    3.  Liquidity and Capital Resources (continued)
        ------------------------------

At March 31, 2010 and 2009, we exceeded all of the applicable regulatory capital requirements. Our core (Tier 1) capital was $55.2 million and $56.3 million, or 16.0% and 16.5% of total assets at March 31, 2010 and 2009, respectively. In order to be classified as "well-capitalized" under federal banking regulations, we were required to have core capital of at least $20.7 million, or 6.0% of assets as of March 31, 2010. To be classified as a well-capitalized bank, we must also have a ratio of total risk-based capital to risk-weighted assets of at least 10.0%. At March 31, 2010 and 2009, we had a total risk-based capital ratio of 33.2% and 33.0%, respectively.

    4.   Earnings Per Share
         ------------------

Basic earnings per share is computed based upon the weighted-average common shares outstanding during the period, less shares in the ESOP that are unallocated and not committed to be released plus shares in the ESOP that have been allocated. Weighted-average common shares deemed outstanding gives effect to 142,833 and 178,540 unallocated shares held by the ESOP for the three months ended March 31, 2010 and 2009, respectively.

                                                      For the three months ended
                                                                 March 31,
                                                           2010           2009

         Weighted-average common shares
           outstanding (basic)                          8,725,873      8,693,964

         Dilutive effect of assumed exercise
           of stock options                                 7,919         46,216
                                                        ---------      ---------
         Weighted-average common shares
           outstanding (diluted)                        8,733,792      8,740,180
                                                        =========      =========

    5.   Stock Option Plan
         -----------------

On April 26, 2005, the Corporation approved a Stock Incentive Plan that provides for grants of up to 486,018 stock options. During 2009, 2008 and 2007 approximately 8,060, 8,060 and 6,460 options shares were granted subject to a five year vesting period.

The Corporation  follows FASB Accounting  Standard  Codification  Topic 718 (ASC
718), "Compensation - Stock Compensation," for its stock option plans, and accordingly, the Corporation recognizes the expense of these grants as required. Stock-based employee compensation costs pertaining to stock options is reflected as a net increase in equity, for both any new grants, as well as for all unvested options outstanding at December 31, 2005, in both cases using the fair values established by usage of the Black-Scholes option pricing model, expensed over the vesting period of the underlying option.

The Corporation elected the modified prospective transition method in applying ASC 718. Under this method, the provisions of ASC 718 apply to all awards granted or modified after the date of adoption, as well as for all unvested options outstanding at December 31, 2005. The compensation cost recorded for unvested equity-based awards is based on their grant-date fair value. For the three months ended March 31, 2010, the Corporation recorded $62,000 in after-tax compensation cost for equity-based awards that vested during the three months ended March 31, 2010. The Corporation has $64,000 unrecognized pre-tax compensation cost related to non-vested equity-based awards granted under its stock incentive plan as of March 31, 2010, which is expected to be recognized over a weighted-average vesting period of approximately 0.3 years.

                             Cheviot Financial Corp.

               For the three months ended March 31, 2010 and 2009


    5. Stock Option Plan (continued)
       -----------------

A summary of the status of the Corporation's stock option plan as of March 31, 2010, and changes during the period then ended is presented below:

                                                                   Three months ended                   Year ended
                                                                     March 31, 2010                  December 31, 2009
                                                                                Weighted-                       Weighted-
                                 average average
                                exercise exercise
                                                                  Shares          price           Shares          price

    Outstanding at beginning of period                            412,340        $11.11            404,280        $11.16
    Granted                                                             -            -               8,060          8.48
    Exercised                                                           -            -                   -            -
    Forfeited                                                           -            -                   -            -
                                                                  -------        ------            -------         -----
    Outstanding at end of period                                  412,340        $11.11            412,340        $11.11
                                                                  =======         =====            =======         =====
    Options exercisable at period-end                             314,792        $11.17            314,792        $11.17
                                                                  =======         =====            =======         =====
    Options expected to be exercisable at year-end
    Fair value of options granted                                                  NA                              $3.31
                                                                                   ==                               ====

    The following information applies to options outstanding at March 31, 2010:

    Number outstanding                                                                                           412,340
    Exercise price$8.48 - $13.63
    Weighted-average exercise price                                                                               $11.11
    Weighted-average remaining contractual life                                                                5.3 years

The expected term of options is based on evaluations of historical and expected future employee exercise behavior. The risk free interest rate is based upon the U.S. Treasury rates at the date of grant with maturity dates approximately equal to the expected life at the grant date. Volatility is based upon the historical volatility of the Corporation's stock.

                             Cheviot Financial Corp.

               For the three months ended March 31, 2010 and 2009


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

    6.   Investment and Mortgage-backed Securities
         -----------------------------------------

The amortized cost, gross unrealized gains, gross unrealized losses and estimated fair values of investment securities at March 31, 2010 and December 31, 2009 are shown below.


                                                                             March 31, 2010
                                                                           Gross          Gross      Estimated
                                                       Amortized      unrealized     unrealized           fair
                                                            cost           gains         losses          value
                                                                              (In thousands)
    Available for Sale:
      U.S. Government agency securities                 $72,203          $123            $365         $71,961
      Municipal obligations                               1,545             5             143           1,407
                                                        -------         -----            ----         -------

                                                        $73,748          $128            $508         $73,368
                                                         ======           ===             ===          ======


                                                                            December 31, 2009
                                                                           Gross          Gross      Estimated
                                                       Amortized      unrealized     unrealized           fair
                                                            cost           gains         losses          value
                                                                              (In thousands)
    Available for Sale:
      U.S. Government agency securities                 $54,915           $67          $  527        $ 54,455
      Municipal obligations                               1,545             4             153           1,396
                                                        -------           ---             ---         -------

                                                        $56,460           $71          $  680        $ 55,851
                                                         ======            ==             ===          ======

                             Cheviot Financial Corp.

               For the three months ended March 31, 2010 and 2009

    6. Investment and Mortgage-backed Securities (continued)
       -----------------------------------------

The amortized costs of investment securities at March 31, 2010, by contractual term to maturity, are shown below.

                                                                   March 31,
                                                                       2010
                                                                 (In thousands)
    Less than one year                                             $ 34,209
    One to five years                                                35,994
    Five to ten years                                                   310
    More than ten years                                               3,235
                                                                    -------
                                                                   $ 73,748


The amortized cost, gross unrealized gains, gross unrealized losses and estimated fair values of mortgage-backed securities at March 31, 2010 and December 31, 2009 are shown below.


                                                                             March 31, 2010
                                                                           Gross          Gross      Estimated
                                                       Amortized      unrealized     unrealized           fair
                                                            cost           gains         losses          value
                                                                              (In thousands)
    Available for sale:
     Federal Home Loan Mortgage
        Corporation adjustable-rate
        participation certificates                        $  785            $ 10          $   -         $  795
      Federal National Mortgage
        Association adjustable-rate
        participation certificates                           693              11              -            704
      Government National Mortgage
        Association adjustable-rate
        participation certificates                         3,255              35              -          3,290
                                                           -----              --              -          -----
                                                          $4,733           $  56          $   -         $4,789
                                                           =====              ==             ==          =====
    Held to maturity:
      Federal Home Loan Mortgage
        Corporation adjustable-rate
        participation certificates                        $  574           $   2          $  19         $  557
      Federal National Mortgage
        Association adjustable-rate
        participation certificates                           611               5              1            615
      Government National Mortgage
        Association adjustable-rate
        participation certificates                         4,298              95              -          4,393
                                                           -----              --             --          -----
                                                          $5,483           $ 102          $  20         $5,565
                                                           =====             ===             ==          =====


                             Cheviot Financial Corp.

               For the three months ended March 31, 2010 and 2009


    6. Investment and Mortgage-backed Securities (continued)
       -----------------------------------------

                                                                            December 31, 2009
                                                                           Gross          Gross      Estimated
                                                       Amortized      unrealized     unrealized           fair
                                                            cost           gains         losses          value
                                                                              (In thousands)
    Available for sale:
     Federal Home Loan Mortgage
        Corporation adjustable-rate
        participation certificates                        $  829            $  1            $ -           $830
      Federal National Mortgage
        Association adjustable-rate
        participation certificates                           700               9              -            709
      Government National Mortgage
        Association adjustable-rate
        participation certificates                         3,358              24              1          3,381
                                                           -----              --              -          -----
                                                          $4,887             $34            $ 1         $4,920
                                                           =====              ==             ==          =====
    Held to maturity:
      Federal Home Loan Mortgage
        Corporation adjustable-rate
        participation certificates                        $  603            $  1            $ 7           $597
      Federal National Mortgage
        Association adjustable-rate
        participation certificates                           640               3              1            642
      Government National Mortgage
        Association adjustable-rate
        participation certificates                         4,501              76              -          4,577
                                                           -----              --             --          -----
                                                          $5,744             $80             $8         $5,816
                                                           =====              ==              =          =====

The amortized cost of mortgage-backed securities, including those designated as available for sale, at March 31, 2010, by contractual terms to maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may generally prepay obligations without prepayment penalties.

                                                                 March 31,
                                                                     2010
                                                               (In thousands)

    Due in one year or less                                      $    597
    Due in one year through five years                              2,642
    Due in five years through ten years                             3,952
    Due in more than ten years                                      3,025
                                                                   ------
                                                                  $10,216

                             Cheviot Financial Corp.

               For the three months ended March 31, 2010 and 2009

    6. Investment and Mortgage-backed Securities (continued)
       -----------------------------------------

The table below indicates the length of time individual securities have been in a continuous unrealized loss position at March 31, 2010:


                            Less than 12 months             12 months or longer                    Total
    Description of     Number of   Fair Unrealized    Number of    Fair Unrealized     Number of   Fair   Unrealized
      securities     investments   value  losses    investments    value  losses     investments   value    losses
                                                     (Dollars in thousands)

    U.S. Government
      agency securities    17    $38,993    $365         -      $    -      $   -          17    $38,993     $  365
    Municipal obligations   -          -       -         2       1,235        143           2      1,235        143
    Mortgage-backed
      securities            4         88       1         5         197         19           9        285         20
                           --     ------     ---         -       -----        ---           -     ------       ----

    Total temporarily
      impaired securities  21    $39,081    $366         7      $1,432       $162          28    $40,513      $ 528
                           ==     ======     ===         =       =====        ===          ==     ======        ===


Management does not intend to sell any of the debt securities with an unrealized loss and do not believe that it is more likely than not that we will be required to sell a security in an unrealized loss position prior to a recovery in value. The decline in the fair value is primarily due to an increase in market interest rates. The fair values are expected to recover as securities approach maturity dates. The Company has evaluated these securities and has determined that the decline in their values is temporary.

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

                            Cheviot Financial Corp.

               For the three months ended March 31, 2010 and 2009

    7. Income Taxes (continued)
       ------------

The Corporation is subject to income taxes in the U.S. federal jurisdiction, as well as various state jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, the Corporation is no longer subject to U.S. federal, state and local, or non U.S. income tax examinations by tax authorities for the years before 2007.

The Corporation will recognize, if applicable, interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.

    8.   Disclosures About Fair Value of Assets and Liabilities
         ------------------------------------------------------

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A three-level hierarchy exists for fair value measurements based upon the inputs to the valuation of an asset or liability. Level 1 Quoted prices in active markets for identical assets or liabilities.

        Level 2 Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

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

                             Cheviot Financial Corp.

               For the three months ended March 31, 2010 and 2009


    8. Disclosures About Fair Value of Assets and Liabilities (continued)
       ------------------------------------------------------

         Fair Value Measurements at March 31, 2010 and December 31, 2009

                                                               Quoted prices
                                                                 in active       Significant    Significant
                                                                markets for         other          other
                                                                 identical       observable    unobservable
                                                                  assets           inputs         inputs
                                                                 (Level 1)        (Level 2)      (Level 3)
                                                                 ---------        ---------      ---------
    Securities available for sale at March 31, 2010:
    U.S. Government agency securities                                              $71,961
    Municipal obligations                                                         $  1,407
    Mortgage-backed securities                                                    $  4,789

    Securities available for sale at December 31, 2009:
    U.S. Government agency securities                                              $54,455
    Municipal obligations                                                         $  1,396
    Mortgage-backed securities                                                    $  4,920


The Corporation is predominately an asset-based lender with real estate serving as collateral on a substantial majority of loans. Loans which are deemed to be impaired are primarily valued on a nonrecurring basis at the fair values of the underlying real estate collateral. Such fair values are obtained using independent appraisals, which the Corporation considers to be Level 2 inputs. The aggregate carrying amount of impaired loans at March 31, 2010 was approximately $1.7 million, compared to approximately $2.4 million at December 31, 2009.

The Corporation has real estate acquired through foreclosure totaling $2.0 million at both March 31, 2010 and December 31, 2009. Real estate acquired through foreclosure is carried at the lower of the cost or fair value less estimated selling expenses at the date of acquisition. Fair values are obtained using independent appraisals, based on comparable sales which the Corporation considers to be Level 2 inputs. The aggregate amount of real estate acquired through foreclosure that is carried at fair value was approximately $1.9 million at March 31, 2010 and $732,000 at December 31, 2009. The aggregate amount of real estate acquired through foreclosure that is carried at cost was $1.3 million at December 31, 2009.

                             Cheviot Financial Corp.

               For the three months ended March 31, 2010 and 2009


    9.   Effects of Recent Accounting Pronouncements
         -------------------------------------------

In April 2010, the FASB issued Codification Accounting Standards Update No. 2010-18 (ASU No. 2010-18) Effect of Loan Modification when the Loan is Part of a Pool that is accounted for as a Single Asset (a consensus of the FASB Emerging Issues Task Force). The amendments in this update affect any entity that acquires loans subject to ASC Subtopic 310-30, that accounts for some or all of those loans within pools, and that subsequently modifies one or more of those loans after acquisition. ASU No. 2010-18 is effective for modifications of loans accounted for within pools under Subtopic 310-30 occurring in the interim period ending September 30, 2010, and the amendments are to be applied prospectively. Management is currently evaluating the impact, if any, that the adoption of this amendment will have on its consolidated financial statements.

In June 2009, the FASB amended previous guidance relating to transfers of financial assets and eliminates the concept of a qualifying special purpose entity. This guidance must be applied as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. This guidance must be applied to transfers occurring on or after the effective date. Additionally, on and after the effective date, the concept of a qualifying special-purpose entity is no longer relevant for accounting purposes. Therefore, formerly qualifying special-purpose entities should be evaluated for consolidation by reporting entities on and after the effective date in accordance with the applicable consolidation guidance. The disclosure provisions were also amended and apply to transfers that occurred both before and after the effective date of this guidance. Adoption of this guidance on January 1, 2010 did not have a material effect on the Company's results of operations or financial position.

In June 2009, the FASB amended guidance for consolidation of variable interest entity guidance by replacing the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity's economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. Additional disclosures about an enterprise's involvement in variable interest entities are also required. This guidance is effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Early adoption is prohibited. Adoption of this guidance on January 1, 2010 did not have a material effect on the Company's results of operations or financial position.

In January 2010, the FASB issued ASU No. 2010-01 "Accounting for Distributions to Shareholders with Components of Stock and Cash," which updated the Codification on accounting for distributions to shareholders that offers them the ability to elect to receive their entire distribution in cash or stock with a potential limitation on the total amount of cash that all shareholders can receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend. The new guidance is effective for interim and annual periods after December 15, 2009, and would be applied on a retrospective basis. The adoption of this guidance did not have any effect on our consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-06 "Improving Disclosures About Fair Value Measurements," which amends the guidance for fair value measurements and disclosures. The guidance in ASU 2010-06 requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and to describe the reasons for the transfers. Furthermore, ASU 2010-06 requires a reporting entity to present separately information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements using significant unobservable inputs; clarifies existing fair value disclosures about the level of disaggregation

                             Cheviot Financial Corp.

               For the three months ended March 31, 2010 and 2009


    9. Effects of Recent Accounting Pronouncements (continued)
       -------------------------------------------

and about inputs and valuation techniques used to measure fair value; and amends guidance on employers' disclosures about postretirement benefit plan assets to require that disclosures be provided by classes of assets instead of by major categories of assets. The new guidance is effective for interim and annual reporting periods beginning January 1, 2010, except for the disclosures about purchases, sales, issuances, and settlements in the rollforward of activity in Level 3 fair value measurements. Those disclosures are effective January 1, 2011 and for interim periods thereafter. In the period of initial adoption, entities will not be required to provide the amended disclosures for any previous periods presented for comparative purposes. Early adoption is permitted. The adoption of this guidance is not expected to significantly impact our annual and interim financial statement disclosures and will not have any impact on our consolidated financial statements.

In February  2010,  the FASB issued ASU No.  2010-09,  Subsequent  Events (Topic
855): Amendments to Certain Recognition and Disclosure Requirements. The amendments in the ASU remove the requirement for companies that are subject to the periodic reporting requirements of the Exchange Act to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of U.S. generally accepted accounting principals ("U.S. GAAP"). The FASB also clarified that if the financial statements have been revised, then an entity that is not an SEC filer should disclose both the date that the financial statements were issued or available to be issued and the date the revised financial statements were issued or available to be issued. The FASB believes these amendments remove potential conflicts with the SEC's literature. All of the amendments in the ASU were effective upon issuance, except for the use of the issued date for conduit debt obligors, which will be effective for interim or annual periods ending after June 15, 2010. The adoption of this guidance is not expected to have a material effect on the consolidated financial statements.

In March 2010, the FASB issued ASU No. 2010-11,  "Derivatives and Hedging (Topic
815)," which clarifies that the only type of embedded credit derivative feature related to the transfer of credit risk that is exempt from derivative bifurcation requirements is one that is in the form of subordination of one financial instrument to another. As a result, entities that have contracts containing an embedded credit derivative feature in a form other than such subordination will need to assess those embedded credit derivatives to determine if bifurcation and separate accounting as a derivative is required. This guidance is effective on July 1, 2010. Early adoption is permitted at the beginning of an entity's first interim reporting period beginning after issuance of this guidance. The adoption of this guidance is not expected to have any impact on our consolidated financial statements.

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

                             Cheviot Financial Corp.

               For the three months ended March 31, 2010 and 2009


     10. Fair Value of Financial Instruments (continued)
         -----------------------------------

The following methods and assumptions were used by the Corporation in estimating its fair value disclosures for financial instruments at March 31, 2010:

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

     Deposits: The fair value of NOW accounts, passbook accounts, and money market demand deposits is deemed to approximate the amount payable on demand at March 31, 2010. Fair values for fixed-rate certificates of deposit have been estimated using a discounted cash flow calculation using the interest rates currently offered for deposits of similar remaining maturities.

     Advances from the Federal Home Loan Bank: The fair value of these advances is estimated using the rates currently offered for similar advances of similar remaining maturities or, when available, quoted market prices.

     Advances by Borrowers for Taxes and Insurance: The carrying amount of advances by borrowers for taxes and insurance is deemed to approximate fair value.

     Commitments to extend credit: For fixed-rate loan commitments, the fair value estimate considers the difference between current levels of interest rates and committed rates. At March 31, 2010, the fair value of the derivative loan commitments was not material.

                             Cheviot Financial Corp.

               For the three months ended March 31, 2010 and 2009


     10. Fair Value of Financial Instruments (continued)
         -----------------------------------

The estimated fair values of the Company's financial instruments at March 31, 2010 and December 31, 2009 are as follows:


                                                 March 31, 2010                              December 31, 2009
                                                Carrying   Fair                             Carrying        Fair
                                               Value        Value                            Value         Value
                                                 (In thousands)                                 (In thousands)
    Financial assets
      Cash and cash equivalents           $    6,144   $    6,144                         $  11,283     $   11,283
      Investment securities                   73,368       73,368                            55,851         55,851
      Mortgage-backed securities              10,272       10,354                            10,664         10,736
      Loans receivable - net                 242,527      254,836                           247,002        258,986
      Federal Home Loan Bank stock             3,375        3,375                             3,369          3,369
                                           ---------    ---------                         ---------      ---------
                                          $  335,686     $348,077                          $328,169     $  340,225
                                           =========    =========                         =========      =========
    Financial liabilities
      Deposits                            $  238,950   $  238,819                          $235,904     $  235,771
      Advances from the Federal Home
        Loan Bank                             38,221       41,842                            33,672         37,807
      Advances by borrowers for taxes
        and insurance                          1,008        1,008                             1,501          1,501
                                            ---------    ---------                         ---------      ---------
                                          $  278,179   $  281,669                          $271,077     $  275,079
                                           =========    =========                         =========      =========

    11.  Subsequent Events
         -----------------

The Company evaluates events and transactions occurring subsequent to the date of the financial statements for matters requiring recognition or disclosure in the financial statements.
                                       21

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

Recent Developments
-------------------

Congress is considering legislation that would significantly change the current bank regulatory system. The proposal would create a new federal banking regulator, the National Bank Supervisor, and merge our current primary federal regulator, the Office of Thrift Supervision, as well as the Office of the Comptroller of the Currency (the primary federal regulator for national banks) into the new federal bank regulator. The proposal would also eliminate federal savings banks and require all federal savings banks to elect, within six months of the effective date of the legislation, to convert to either, a national bank, state bank or state savings association. A federal savings bank that does not make the election would, by operation of law, be converted to a national bank within one year of the effective date of the legislation. Cheviot Savings Bank is an Ohio-chartered savings and loan association, and would continue to have its Ohio charter.

Cheviot Financial Corp. would become a bank holding company subject to regulation and supervision by the Board of Governors of the Federal Reserve System instead of the Office of Thrift Supervision. As a bank holding company, Cheviot Financial Corp. may become subject to regulatory capital requirements it is not currently subject to as a savings and loan holding company and certain additional restrictions on its activities. In addition, compliance with new regulations and being supervised by one or more new regulatory agencies could increase our expenses.

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

                             Cheviot Financial Corp.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

Critical Accounting Policies (continued)
----------------------------

Management performs a quarterly evaluation of the allowance for loan losses. Consideration is given to a variety of factors in establishing this estimate including, but not limited to, current economic conditions, delinquency statistics, geographic and industry concentrations, the adequacy of the underlining collateral, the financial strength of the borrower, results of internal loan review and other relevant factors. This evaluation is inherently subjective as it requires material estimates that may be susceptible to significant change.

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

Discussion of Financial Condition Changes at December 31, 2009 and at March 31, 2010
--------------------------------------------------------------------------------

Total assets increased $7.7 million, or 2.3%, to $349.6 million at March 31, 2010, from $341.9 million at December 31, 2009. The increase in total assets reflects increases in investment securities, which was partially offset by a decrease in loans receivable and cash and cash equivalents. The change in the composition of our interest earning assets reflects management's decision to increase its liquidity during a period of low interest rates during the economic downturn.

Cash, federal funds sold and interest-earning deposits decreased $5.1 million, or 45.5%, to $6.1 million at March 31, 2010, from $11.3 million at December 31, 2009. The decrease in cash and cash equivalents at March 31, 2010, was due to a $2.5 million decrease in federal funds sold, a decrease in cash and due from banks of $2.1 million and a $602,000 decrease in interest-earning deposits. Investment securities increased $17.5 million, or 31.4%, to $73.4 million at March 31, 2010. At March 31, 2010, all investment securities were classified as available for sale. During the first quarter of 2010, the Corporation borrowed $10.0 million from the FHLB to purchase investment securities to take advantage of the interest rate spread to increase net interest income.

                             Cheviot Financial Corp.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

Discussion of Financial Condition Changes at December 31, 2009 and at March 31, 2010 (continued)
--------------------------------------------------------------------------------

Mortgage-backed securities decreased $392,000, or 3.7%, to $10.3 million at March 31, 2010, from $10.7 million at December 31, 2009. The decrease in mortgage-backed securities was due primarily to principal prepayments and repayments totaling $412,000. At March 31, 2010, $5.5 million of mortgage-backed securities were classified as held to maturity, while $4.8 million were classified as available for sale. As of March 31, 2010, none of the mortgage-backed securities are considered other than temporarily impaired.

Loans receivable, including loans held for sale, decreased $4.5 million, or 1.8%, to $242.5 million at March 31, 2010, from $247.0 million at December 31, 2009. The decrease reflects loan sales totaling $2.8 million and loan principal repayments of $10.1 million, which was partially offset by loan originations of $8.4 million. The change in the composition of the Corporation's assets reflects management's decision to take advantage of opportunities to obtain a higher rate of return by selling certain mortgage loans and recording gains.

The allowance for loan losses totaled $1.0 million at both March 31, 2010 and December 31, 2009, respectively. In determining the adequacy of the allowance for loan losses at any point in time, management and the board of directors apply a systematic process focusing on the risk of loss in the portfolio. First, the loan portfolio is segregated by loan types to be evaluated collectively and loan types to be evaluated individually. Delinquent multi-family and commercial loans are evaluated individually for potential impairments in their carrying value. Second, the allowance for loan losses entails utilizing our historic loss experience by applying such loss percentage to the loan types to be collectively evaluated in the portfolio. The $40,000 provision for losses on loans during the quarter ended March 31, 2010 is a reflection of these factors, weaker economic conditions in the greater Cincinnati area, and the need to allocate approximately $35,000 in specific reserves for two residential properties totaling $84,000 classified as real estate acquired through foreclosure. The analysis of the allowance for loan losses requires an element of judgment and is subject to the possibility that the allowance may need to be increased, with a corresponding reduction in earnings. To the best of management's knowledge, all known and inherent losses that are probable and that can be reasonably estimated have been recorded at March 31, 2010.

Non-performing and impaired loans totaled $1.7 million and $2.4 million at March 31, 2010 and December 31, 2009, respectively. At March 31, 2010, non-performing and impaired loans were comprised solely of loans secured by one- to four-family residential real estate. At both March 31, 2010, and December 31, 2009 real estate acquired through foreclosure was $2.0 million. The allowance for loan losses represented 61.4% and 41.9% of non-performing and impaired loans at March 31, 2010 and December 31, 2009, respectively. Although management believes that the Corporation's allowance for loan losses conforms with generally accepted accounting principles based upon the available facts and circumstances, there can be no assurance that additions to the allowance will not be necessary in future periods, which would adversely affect our results of operations.

Deposits increased $3.0 million or 1.3%, to $238.9 million at March 31, 2010, from $235.9 million at December 31, 2009. Advances from the Federal Home Loan Bank of Cincinnati increased by $4.5 million, or 13.5%, to $38.2 million at March 31, 2010, from $33.7 million at December 31, 2009.

                             Cheviot Financial Corp.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

Discussion of Financial Condition Changes at December 31, 2009 and at March 31, 2010 (continued)
--------------------------------------------------------------------------------

Shareholders' equity increased $347,000, or 0.5%, from December 31, 2009. The increase primarily resulted from net earnings of $503,000 and a decrease in unrealized losses on securities of $167,000, which was partially offset by dividends paid of $374,000. Dividends declared by the Corporation were waived by the Corporation's mutual holding company parent. At March 31, 2010, Cheviot Financial had the ability to purchase an additional 364,616 shares under its announced stock repurchase plan.

Liquidity and Capital Resources
-------------------------------

We monitor our liquidity position on a daily basis using reports that recap all deposit activity and loan commitments. A significant portion of our deposit base is made up of time deposits. At March 31, 2010, $99.4 million of time deposits are due to mature within twelve months. The daily deposit activity report allows us to price our time deposits competitively. Because of this and our deposit retention experience, we anticipate that a significant portion of maturing time deposits will be retained. At March 31, 2010, we had loan commitments of $1.3 million. Our loan commitments are funded or expire within 45 days from the date of the commitment.

Borrowings from the Federal Home Loan Bank of Cincinnati increased $4.5 million during the three months ended March 31, 2010. We have the ability to increase such borrowings by approximately $104.9 million. At March 31, 2010, we had no borrowings other than Federal Home Loan Bank of Cincinnati borrowings. The additional borrowings can be used to offset any decrease in customer deposits or to fund loan commitments.

Comparison of Operating Results for the Three-Month Periods Ended March 31, 2010 and 2009
--------------------------------------------------------------------------------

General
-------

Net earnings for the three months ended March 31, 2010 totaled $503,000, a $210,000 increase from the $293,000 in net earnings reported for the March 2009 period. The increase in net earnings reflects an increase in net interest income of $239,000 and a decrease in the provision for losses on loans of $297,000, which was partially offset by a decrease in other income of $49,000, an increase in general, administrative and other expense of $118,000 and an increase in federal income taxes of $159,000 for the 2010 quarter.

Net Interest Income
-------------------

Total interest income decreased $325,000, or 7.5%, to $4.0 million for the three-months ended March 31, 2010, from the comparable quarter in 2009. Interest income on loans decreased $340,000, or 8.8%, to $3.5 million during the 2010 period from $3.8 million for the 2009 period. This decrease was due primarily to a $17.0 million, or 6.5%, decrease in the average balance of loans outstanding and a 15 basis point decrease in the weighted-average yield on loans to 5.72% at March 31, 2010.

Interest income on mortgage-backed securities decreased $19,000, or 18.1%, to $86,000 for the three months ended March 31, 2010, from $105,000 for the 2009 quarter, due primarily to a 89 basis point decrease in the average yield, which was partially offset by a $373,000 increase in the average balance of securities outstanding period to period. Interest income on investment securities increased $4,000, or 1.1%, to $373,000 for the three months ended March 31, 2010, compared to $369,000 for the same quarter in 2009, due primarily to an increase of $36.9 million, or 140.8%, in the average balance of investment securities outstanding, which was partially offset by a 327 basis point decrease in the average yield to 2.36% in the 2010 quarter. Interest income on other interest-earning deposits increased $30,000, or 300.0%, to $40,000 for the three months ended March 31, 2010, as compared to the same period in 2009.

                             Cheviot Financial Corp.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Three-Month Periods Ended March 31, 2010 and 2009 (continued)
--------------------------------------------------------------------------------

Net Interest Income (continued)
-------------------

Interest expense decreased $564,000, or 30.6%, to $1.3 million for the three months ended March 31, 2010, from $1.8 million for the same period in 2009. Interest expense on deposits decreased by $459,000, or 33.4%, to $915,000 from $1.4 million due primarily to a 94 basis point decrease in the weighted average costs of deposits to 1.59% during the 2010 period, which was partially offset by a $12.0 million, or 5.5%, increase in the weighted-average balance outstanding. Interest expense on borrowings decreased by $105,000, or 22.3%, due primarily to a $6.8 million, or 15.6%, decrease in the average balance outstanding and a 34 basis point decrease in the average cost of borrowings.

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $239,000, or 9.6%, to $2.7 million for the three months ended March 31, 2010. The average interest rate spread increased 40 basis points to 3.03% for the three months ended March 31, 2010 from 2.63% for the three months ended March 31, 2009. The net interest margin increased to 3.37% for the three months ended March 31, 2010 from 3.13% for the three months ended March 31, 2009.

Provision for Losses on Loans
-----------------------------

As a result of an analysis of historical experience, the volume and type of lending conducted by the Savings Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Savings Bank's market area, and other factors related to the collectability of the Savings Bank's loan portfolio, management recorded a $40,000 provision for losses on loans for the three months ended March 31, 2010, compared to $337,000 for the same period in 2009. The decision to make a provision for loan losses during the quarter ended March 31, 2010, reflects the amount necessary to maintain an adequate allowance based on our historical loss experience and other external factors. These other external factors, economic conditions, and collateral value changes, have had a negative impact on non-owner-occupied loans in the portfolio. There can be no assurance that the loan loss allowance will be sufficient to cover losses on non-performing loans in the future; however, management believes they have identified all known and inherent losses that are probable and that can be reasonably estimated within the loan portfolio, and that the allowance is adequate to absorb such losses.

Other Income
------------

Other income decreased $49,000, or 21.2%, to $182,000 for the three months ended March 31, 2010, compared to the same quarter in 2009, due primarily to a decrease in the gain on sale of loans of $95,000, which was partially offset by an increase of $22,000 in other operating income and a decrease of $20,000 in the loss on sale of real estate acquired through foreclosure.

General, Administrative and Other Expense
-----------------------------------------

General, administrative and other expense increased $118,000, or 6.0%, to $2.1 million for the three months ended March 31, 2010, from $2.0 million for the comparable quarter in 2009. The increase is a result of an increase of $42,000 in employee compensation and benefits and a $62,000 increase in FDIC expense. The increase in employee compensation and benefits is a result of the increase in compensation expense for additional employees. The increase in FDIC expense is a result of the increased rates imposed by the FDIC.

                             Cheviot Financial Corp.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Three-Month Periods Ended March 31, 2010
and 2009   (continued)
--------------------------------------------------------------------------------

FDIC Premiums
-------------

The Federal Deposit Insurance Corporation ("FDIC") imposes an assessment against institutions for deposit insurance. This assessment is based on the risk category of the institution and currently ranges from 5 to 43 basis points of the institution's deposits. Federal law requires that the designated reserve ratio for the deposit insurance fund be established by the FDIC at 1.15% to 1.50% of estimated insured deposits. If this reserve ratio drops below 1.15% or the FDIC expects that it to do so within six months, the FDIC must, within 90 days, establish and implement a plan to restore the designated reserve ratio to 1.15% of estimated insured deposits within five years (absent extraordinary circumstances). On December 22, 2009, the FDIC issued final rules increasing the current assessment rates for all institutions by 7 basis points and up to 50 basis points for certain financial institutions for the first quarter of 2010. It is expected that the FDIC will adopt a new risk based assessment system.

In addition, the Emergency Economic Stabilization Act of 2009 (EESA) temporarily increased the limit on FDIC insurance coverage for deposits to $250,000 through December 31, 2010, and the FDIC took action to provide coverage for newly-issued senior unsecured debt and non-interest bearing transaction accounts in excess of the $250,000 limit, for which institutions will be assessed additional premiums. These actions increased our FDIC insurance premiums in the first quarter of 2010 to $54,000 from $9,000 for the same period in 2009. Federal Income Taxes

The provision for federal income taxes increased $159,000, or 147.2%, to $267,000 for the three months ended March 31, 2010, from $108,000 for the same quarter in 2009, due primarily to a $369,000, or 92.0%, increase in pre-tax earnings. The effective tax rate was 34.7% and 26.9% for the three month periods ended March 31, 2010 and 2009. The difference between the Corporation's effective tax rate in the 2010 and 2009 periods and the 34% statutory corporate rate is due primarily to the tax-exempt earnings on bank-owned life insurance, tax exempt interest on municipal obligations offset by the difference in the stock compensation deduction for tax purposes.

                             Cheviot Financial Corp.


ITEM 3   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change in the Corporation's market risk since the Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2009.


ITEM 4T  CONTROLS AND PROCEDURES

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

                             Cheviot Financial Corp.

                                     PART II


ITEM 1.   Legal Proceedings
          ----------------

          None.

ITEM 1A.  Risk Factors
          ------------

          There have been no changes to the Corporation's risk factors since the filing of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2009.

ITEM 2.   Unregistered Sales of Equity Securities and Use of Proceeds
          ------------------------------------------------------------

          The Corporation announced a repurchase plan on January 16, 2008 which provides for the repurchase of 5% or 447,584 shares of our common stock. As of March 31, 2010, the Corporation had purchased 82,968 shares at an average price of $9.09 pursuant to the program. There were no repurchases during the three months ended March 31, 2010.

ITEM 3.   Defaults Upon Senior Securities
          -------------------------------

          Not applicable.

ITEM 4.   Removed and reserved
          --------------------


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





Date:   May 14, 2010                     By: /s/ Thomas J. Linneman
       ------------------------------      -------------------------------------
                                           Thomas J. Linneman
                                           President and Chief Executive Officer



Date:   May 14, 2010                    By: /s/ Scott T. Smith
       ------------------------------      -------------------------------------
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

Date:  May 14, 2010                        /s/Thomas J. Linneman
                                           -------------------------------------
                                           Thomas J. Linneman
                                           President and Chief Executive Officer
                                           (principal executive officer)

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

Date:  May 14, 2010                                 /s/Scott T. Smith
                                                    ----------------------------
                                                    Scott T. Smith
                                                    Chief Financial Officer
                                                   (principal financial officer)

                                                                  Exhibit 32.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Cheviot Financial Corp. (the "Company"), on Form 10-Q for the period ended March 31, 2010, as filed with the Securities and Exchange Commission on the date of this Certification (the "Report"), I, Thomas J. Linneman, President and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

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

Date:  May 14, 2010

                                                                    Exhibit 32.2

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of Cheviot Financial Corp. (the "Company"), on Form 10-Q for the period ended March 31, 2010, as filed with the Securities and Exchange Commission on the date of this Certification (the "Report"), I, Scott T. Smith, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to my knowledge:

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

Date: May 14, 2010