Form 10-Q
period 2010-06-30
CHEVIOT FINANCIAL CORP
filed 2010-08-12
CIK 1248124

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                                                          June 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _______________

Commission File No. 0-50529

CHEVIOT FINANCIAL CORP.

(Exact name of registrant as specified in its charter)

Federal	56-2423720
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	dentification Number)

3723 Glenmore Avenue, Cincinnati, Ohio  45211

(Address of principal executive office)

Registrant’s telephone number, including area code: (513) 661-0457

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one.)

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐

Small business issuer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

As of August 12, 2010, the latest practicable date, 8,861,110 shares of the registrant’s common stock, $.01 par value, were issued and outstanding.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐	No ☐

Cheviot Financial Corp.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(In thousands, except share data)

	June 30,	December 31,
ASSETS	2010	2009
	(Unaudited)

Cash and due from banks	$3,635	$3,217
Federal funds sold	10,361	4,582
Interest-earning deposits in other financial institutions	5,102	3,484
Cash and cash equivalents	19,098	11,283

Investment securities available for sale - at fair value	62,985	55,851
Mortgage-backed securities available for sale - at fair value	4,573	4,920
Mortgage-backed securities held to maturity - at cost, approximate market value of $5,364 and $5,816 at June 30, 2010 and
December 31, 2009, respectively	5,229	5,744
Loans receivable - net	241,047	245,905
Loans held for sale - at lower of cost or market	1,090	1,097
Real estate acquired through foreclosure - net	1,623	2,048
Office premises and equipment - at depreciated cost	4,732	4,889
Federal Home Loan Bank stock - at cost	3,375	3,369
Accrued interest receivable on loans	1,047	1,074
Accrued interest receivable on mortgage-backed securities	29	36
Accrued interest receivable on investments and interest-earning deposits	469	322
Prepaid expenses and other assets	1,954	1,591
Bank-owned life insurance	3,722	3,653
Prepaid federal income taxes	73	78

Total assets	$351,046	$341,860

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits	$242,020	$235,904
Advances from the Federal Home Loan Bank	35,870	33,672
Advances by borrowers for taxes and insurance	553	1,501
Accrued interest payable	128	136
Accounts payable and other liabilities	1,653	1,625
Deferred federal income taxes	679	272
Total liabilities	280,903	273,110

Shareholders’ equity
Preferred stock - authorized 5,000,000 shares, $.01 par value; none issued
Common stock - authorized 30,000,000 shares, $.01 par value;
9,918,751 shares issued at June 30, 2010 and December 31, 2009, respectively	99	99
Additional paid-in capital	43,885	43,819
Shares acquired by stock benefit plans	(1,659)	(2,069)
Treasury stock - at cost, 1,053,843 and 1,050,045 shares at June 30, 2010
and December 31, 2009, respectively	(12,859)	(12,828)
Retained earnings - restricted	40,442	40,109
Accumulated comprehensive loss, unrealized gains (losses) on securities
available for sale, net of related tax effects	235	(380)
Total shareholders’ equity	70,143	68,750

Total liabilities and shareholders’ equity	$351,046	$341,860

See accompanying notes to consolidated financial statements.

Cheviot Financial Corp.

CONSOLIDATED STATEMENTS OF EARNINGS

 (In thousands, except per share data)

	Six months ended		Three months ended
	June 30,		June 30,
	2010	2009	2010	2009
	(Unaudited)
Interest income
Loans	$6,913	$7,527	$3,405	$3,678
Mortgage-backed securities	162	231	76	126
Investment securities	848	654	475	286
Interest-earning deposits and other	77	25	37	15
Total interest income	8,000	8,437	3,993	4,105

Interest expense
Deposits	1,784	2,636	869	1,262
Borrowings	718	928	352	456
Total interest expense	2,502	3,564	1,221	1,718

Net interest income	5,498	4,873	2,772	2,387

Provision for losses on loans	100	452	60	115

Net interest income after provision for losses on loans	5,398	4,421	2,712	2,272

Other income (expense)
Rental	32	25	16	12
Gain on sale of loans	82	272	46	141
Loss on sale of real estate acquired through foreclosure	(22)	(49)	(22)	(29)
Earnings on bank-owned life insurance	69	68	35	34
Other operating	208	158	112	85
Total other income	369	474	187	243

General, administrative and other expense
Employee compensation and benefits	2,251	2,284	1,091	1,166
Occupancy and equipment	323	281	159	138
Property, payroll and other taxes	499	509	254	259
Data processing	112	184	51	99
Legal and professional	236	220	107	88
Advertising	100	100	50	50
FDIC expense	147	157	76	147
Other operating	396	426	178	234
Total general, administrative and other expense	4,064	4,161	1,966	2,181

Earnings before income taxes	1,703	734	933	334

Federal income taxes
Current	531	181	229	16
Deferred	91	35	126	93
Total federal income taxes	622	216	355	109

NET EARNINGS	$1,081	$518	$578	$225

EARNINGS PER SHARE
Basic	$.12	$.06	$.06	$.03

Diluted	$.12	$.06	$.06	$.03

Dividends per common share	$.22	$.20	$.11	$.10

See accompanying notes to consolidated financial statements.

Cheviot Financial Corp.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the six and three months ended June 30, 2010 and 2009
 (In thousands)

	For the six months		For the three months
	ended June 30,		ended June 30,
	2010	2009	2010	2009
	(Unaudited)
Net earnings for the period	$1,081	$518	$578	$225
Other comprehensive income (loss), net of tax expense (benefits):
Unrealized holding gains (losses) on securities during the
period, net of tax expense (benefits) of $317 and $10 for the six months ended June 30, 2010 and 2009, respectively,
and $231 and $39 for the three months ended June 30,
2010 and 2009, respectively	615	19	448	76

Comprehensive income	$1,696	$537	$1,026	$301

Accumulated comprehensive income	$235	$(122)	$235	$(122)

See accompanying notes to consolidated financial statements.

Cheviot Financial Corp.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the six months ended June 30, 2010 and 2009
 (In thousands)

	2010	2009
	(Unaudited)
Cash flows from operating activities:
Net earnings for the period	$1,081	$518
Adjustments to reconcile net earnings to net cash
provided by operating activities:
Amortization of premiums and discounts on investment
and mortgage-backed securities, net	19	4
Depreciation	158	152
Amortization of deferred loan origination fees - net	(4)	(12)
Proceeds from sale of loans in the secondary market	5,194	16,073
Loans originated for sale in the secondary market	(5,112)	(15,801)
Gain on sale of loans	(82)	(272)
Loss on sale of real estate acquired through foreclosure	22	49
Impairment on real estate acquired through foreclosure	100	-
Federal Home Loan Bank stock dividends	(6)	-
Net increase in cash surrender value of bank-owned life insurance	(69)	(68)
Provision for losses on loans	100	452
Amortization of expense related to stock benefit plans	390	373
Increase (decrease) in cash due to changes in:
Accrued interest receivable on loans	27	21
Accrued interest receivable on mortgage-backed securities	7	(10)
Accrued interest receivable on investments and interest-
earning deposits	(147)	199
Prepaid expenses and other assets	(363)	(575)
Accrued interest payable	(8)	(7)
Accounts payable and other liabilities	28	1,604
Federal income taxes
Current	5	(110)
Deferred	91	35
Net cash provided by operating activities	1,431	2,625

Cash flows used in investing activities:
Principal repayments on loans	20,729	41,481
Loan disbursements	(16,054)	(26,588)
Purchase of investment securities – available for sale	(47,191)	(40,039)
Proceeds from maturity of investment securities – available for sale	40,901	20,565
Proceeds from maturity of investment securities – held to maturity	-	7,000
Purchase of mortgage-backed securities – available for sale	-	(5,267)
Principal repayments on mortgage-backed securities – available for sale	415	476
Principal repayments on mortgage-backed securities – held to maturity	515	548
Proceeds from sale of real estate acquired through foreclosure	461	219
Additions to real estate acquired through foreclosure	(64)	(59)
Purchase of office premises and equipment	(1)	(202)
Net cash used in investing activities	(289)	(1,866)

Cash flows provided by financing activities:
Net increase in deposits	6,116	13,734
Proceeds from Federal Home Loan Bank advances	10,000	-
Repayments on Federal Home Loan Bank advances	(7,802)	(4,268)
Advances by borrowers for taxes and insurance	(948)	(923)
Treasury stock repurchases	(31)	(28)
Stock option expense, net	86	124
Dividends paid on common stock	(748)	(680)
Net cash provided by financing activities	6,673	7,959

Net increase in cash and cash equivalents	7,815	8,718
Cash and cash equivalents at beginning of period	11,283	10,013
Cash and cash equivalents at end of period	$19,098	$18,731

See accompanying notes to consolidated financial statements.

Cheviot Financial Corp.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

For the six months ended June 30, 2010 and 2009
 (In thousands)

	2010	2009
	(Unaudited)

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Federal income taxes	$524	$287

Interest on deposits and borrowings	$2,494	$3,571

Supplemental disclosure of noncash investing activities:
Transfer of loans to real estate acquired through foreclosure	$94	$1,140

Recognition of mortgage servicing rights	$38	$126

See accompanying notes to consolidated financial statements.

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the three and six months ended June 30, 2010 and 2009

1.	Basis of Presentation

Cheviot Financial Corp. (“Cheviot Financial” or the “Corporation”) is a financial holding company, the principal asset of which consists of its ownership of Cheviot Savings Bank (the “Savings Bank”).  The Savings Bank conducts a general banking business in southwestern Ohio which consists of attracting deposits and applying those funds to the origination of primarily real estate loans.   The Corporation is 62% owned by Cheviot Mutual Holding Company.  Earnings per share is reported including all shares held by Cheviot Mutual Holding Company. Cheviot Mutual Holding Company has waived the receipt of dividends declared by the Corporation. Cheviot Savings’ profitability is significantly dependent on net interest income, which is the difference between interest income from interest-earning assets and the interest expense paid on interest-bearing liabilities.  Net interest income is affected by the relative amount of interest-earning assets and interest-bearing liabilities and the interest received or paid on these balances.

The accompanying unaudited financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America.  Accordingly, these consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Cheviot Financial included in the Annual Report on Form 10-K for the year ended December 31, 2009.  However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the consolidated financial statements have been included.  The results of operations for the three and six month periods ended June 30, 2010, are not necessarily indicative of the results which may be expected for the entire year.

2.	Principles of Consolidation

The accompanying consolidated financial statements as of and for the three and six months ended June 30, 2010 include the accounts of the Corporation and its wholly-owned subsidiary, the Savings Bank.  All significant intercompany items have been eliminated.

3.	Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business.  Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures.  Our primary sources of funds are deposits, scheduled amortization and prepayments of loan principal and mortgage-backed securities, maturities and calls of securities and funds provided by our operations.  In addition, we may borrow from the Federal Home Loan Bank of Cincinnati.  At June 30, 2010 and December 31, 2009, we had $35.9 million and $33.7 million, respectively, in outstanding borrowings from the Federal Home Loan Bank of Cincinnati and had the capacity to increase such borrowings at those dates by approximately $133.2 million and $109.3 million, respectively.

Loan repayments and maturing securities are a relatively predictable source of funds.  However, deposit flows, calls of securities and prepayments of loans and mortgage-backed securities are strongly influenced by interest rates, general and local economic conditions and competition in the marketplace.  These factors reduce the predictability of these sources of funds.

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the three and six months ended June 30, 2010 and 2009

3.	Liquidity and Capital Resources (continued)

Our primary investing activities are the origination of one- to four-family real estate loans, commercial real estate, construction and consumer loans, and the purchase of securities.  For the six months ended June 30, 2010, loan originations totaled $21.2 million, compared to $42.4 million for the six months ended June 30, 2009.

Total deposits increased $6.1 million during the six months ended June 30, 2010 and increased $13.7 million during the six months ended June 30, 2009, respectively.  Deposit flows are affected by the level of interest rates, the interest rates and products offered by competitors and other factors.

The following table sets forth information regarding the Corporation’s obligations and commitments to make future payments under contract as of June 30, 2010.

	Payments due by period
	Less	More than	More than	More
	than	1-3	4-5	than
	1 year	years	years	5 years	Total
	(In thousands)

Contractual obligations:
Advances from the Federal Home Loan Bank	$5,000	$1,563	$4,307	$25,000	$35,870
Certificates of deposit	99,042	31,043	9,894	-	139,979

Amount of loan commitments and expiration
per period:
Commitments to originate one- to four-family
loans	896	-	-	-	896
Home equity lines of credit	12,603	-	-	-	12,603
Undisbursed loans in process	3,289	-	-	-	3,289

Total contractual obligations	$120,830	$32,606	$14,201	$25,000	$192,637

We are committed to maintaining a strong liquidity position.  We monitor our liquidity position on a daily basis.  We anticipate that we will have sufficient funds to meet our current funding commitments.  Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of maturing time deposits will be retained.

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the three and six months ended June 30, 2010 and 2009

3.	Liquidity and Capital Resources (continued)

At June 30, 2010 and 2009, we exceeded all of the applicable regulatory capital requirements.  Our core (Tier 1) capital was $56.2 million and $57.0 million, or 16.5% and 17.0% of total assets at June 30, 2010 and 2009, respectively.  In order to be classified as “well-capitalized” under federal banking regulations, we were required to have core capital of at least $20.5 million, or 6.0% of assets as of June 30, 2010.  To be classified as a well-capitalized bank, we must also have a ratio of total risk-based capital to risk-weighted assets of at least 10.0%.  At June 30, 2010 and 2009, we had a total risk-based capital ratio of 34.0% and 34.2%, respectively.

4.	Earnings Per Share

Basic earnings per share is computed based upon the weighted-average common shares outstanding during the period, less shares in the ESOP that are unallocated and not committed to be released plus shares in the ESOP that have been allocated.  The weighted average common shares outstanding includes 5,455,313 shares held by our mutual holding company parent. Weighted-average common shares deemed outstanding gives effect to 142,833 and 178,540 unallocated shares held by the ESOP for the three and six months ended June 30, 2010 and 2009, respectively.

	For the six months ended		For the three months ended
	June 30,		June 30,
	2010	2009	2010	2009

Weighted-average common shares
outstanding (basic)	8,724,677	8,692,768	8,723,494	8,691,585

Dilutive effect of assumed exercise
of stock options	9,486	36,436	9,456	33,062

Weighted-average common shares
outstanding (diluted)	8,734,163	8,729,204	8,732,950	8,724,647

5.	Stock Option Plan

On April 26, 2005, the Corporation approved a Stock Incentive Plan that provides for grants of up to 486,018 stock options.  During 2010, 2009, and 2008 approximately 8,860, 8,060, and 8,060 option awards for shares were granted, all of which are subject to five year vesting.

The Corporation follows FASB Accounting Standard Codification Topic 718 (ASC 718), “Compensation – Stock Compensation,” for its stock option plans, and accordingly, the Corporation recognizes the expense of these grants as required. Stock-based employee compensation costs pertaining to stock options is reflected as a net increase in equity, for both any new grants, as well as for all unvested options outstanding at December 31, 2005, in both cases using the fair values established by usage of the Black-Scholes option pricing model, expensed over the vesting period of the underlying option.

The Corporation elected the modified prospective transition method in applying ASC 718. Under this method, the provisions of ASC 718 apply to all awards granted or modified after the date of adoption, as well as for all unvested options outstanding at December 31, 2005. The compensation cost recorded for unvested equity-based awards is based on their grant-date fair value. For the six months ended June, 2010, the Corporation recorded $86,000 in after-tax compensation cost for equity-based awards that vested during the six months ended June 30, 2010.  The Corporation has $80,000 unrecognized pre-tax compensation cost related to non-vested equity-based awards granted under its stock incentive plan as of June 30, 2010, which is expected to be recognized over a weighted-average vesting period of approximately 0.3 years.

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the three and six months ended June 30, 2010 and 2009

5.	Stock Option Plan (continued)

A summary of the status of the Corporation’s stock option plan as of June 30, 2010, and changes during the period then ended is presented below:

	Six months ended		Year ended
	June 30, 2010		December 31, 2009
		Weighted-		Weighted-
		average		average
		exercise		exercise
	Shares	price	Shares	price

Outstanding at beginning of period	412,340	$11.17	404,280	$11.16
Granted	8,860	8.07	8,060	8.48
Exercised	-	-	-	-
Forfeited	-	-	-	-

Outstanding at end of period	421,200	$11.05	412,340	$11.11

Options exercisable at period-end	397,260	$11.16	314,792	$11.17

Options expected to be exercisable at year-end

Fair value of options granted		$4.83	$3.31

The following information applies to options outstanding at June 30, 2010:

Number outstanding	421,200
Exercise price	$8.07 - $13.63
Weighted-average exercise price	$11.05
Weighted-average remaining contractual life	5.2 years

The expected term of options is based on evaluations of historical and expected future employee exercise behavior.  The risk free interest rate is based upon the U.S. Treasury rates at the date of grant with maturity dates approximately equal to the expected life at grant date.  Volatility is based upon the historical volatility of the Corporation’s stock.

The fair value of each option was estimated on the date of grant using the modified Black-Scholes options pricing model with the following weighted-average assumptions used for grants in 2010:  dividend yield of 5.45%, expected volatility of 44.55%, risk-free interest rate of 3.38% and an expected life of 10 years for each grant.

The effects of expensing stock options are reported in “cash provided by financing activities” in the Consolidated Statements of Cash Flows.

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the three and six months ended June 30, 2010 and 2009

6.	Investment and Mortgage-backed Securities

The amortized cost, gross unrealized gains, gross unrealized losses and estimated fair values of investment securities at June 30, 2010 and December 31, 2009 are shown below.

	June 30, 2010
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
	(In thousands)
Available for Sale:
U.S. Government agency securities	$61,193	$368	$1	$61,560
Municipal obligations	1,545	7	127	1,425

	$62,738	$375	$128	$62,985

	December 31, 2009
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
	(In thousands)
Available for Sale:
U.S. Government agency securities	$54,915	$67	$527	$54,455
Municipal obligations	1,545	4	153	1,396

	$56,460	$71	$680	$55,851

The amortized costs of investment securities at June 30, 2010, by contractual term to maturity, are shown below.

June 30,
2010
(In thousands)
Less than one year	$55,195
One to five years	5,998
Five to ten years	310
More than ten years	1,235

$62,738

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the three months ended June 30, 2010 and 2009

6.	Investment and Mortgage-backed Securities (continued)

The amortized cost, gross unrealized gains, gross unrealized losses and estimated fair values of mortgage-backed securities at June 30, 2010 and December 31, 2009 are shown below.

	June 30, 2010
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
	(In thousands)
Available for sale:
Federal Home Loan Mortgage
Corporation adjustable-rate
participation certificates	$765	$31	$-	$796
Federal National Mortgage
Association adjustable-rate
participation certificates	562	10	-	572
Government National Mortgage
Association adjustable-rate
participation certificates	3,138	67	-	3,205

	$4,465	$108	$-	$4,573

Held to maturity:
Federal Home Loan Mortgage
Corporation adjustable-rate
participation certificates	$531	$6	$8	$529
Federal National Mortgage
Association adjustable-rate
participation certificates	588	8	-	596
Government National Mortgage
Association adjustable-rate
participation certificates	4,110	129	-	4,239

	$5,229	$143	$8	$5,364

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the three months ended June 30, 2010 and 2009

6.	Investment and Mortgage-backed Securities (continued)

	December 31, 2009

		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
	(In thousands)
Available for sale:
Federal Home Loan Mortgage
Corporation adjustable-rate
participation certificates	$829	$1	$-	$830
Federal National Mortgage
Association adjustable-rate
participation certificates	700	9	-	709
Government National Mortgage
Association adjustable-rate
participation certificates	3,358	24	1	3,381

	$4,887	$34	$1	$4,920

Held to maturity:
Federal Home Loan Mortgage
Corporation adjustable-rate
participation certificates	$603	$1	$7	$597
Federal National Mortgage
Association adjustable-rate
participation certificates	640	3	1	642
Government National Mortgage
Association adjustable-rate
participation certificates	4,501	76	-	4,577

	$5,744	$80	$8	$5,816

The amortized cost of mortgage-backed securities, including those designated as available for sale, at June 30, 2010, by contractual terms to maturity, are shown below.  Expected maturities will differ from contractual maturities because borrowers may generally prepay obligations without prepayment penalties.

June 30,
2010
(In thousands)

Due in one year or less	$364
Due in one year through five years	1,580
Due in five years through ten years	2,287
Due in more than ten years	5,463

$9,694

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the three months ended June 30, 2010 and 2009

6.	Investment and Mortgage-backed Securities (continued)

The table below indicates the length of time individual securities have been in a continuous unrealized loss position at June 30, 2010:

	Less than 12 months			12 months or longer			Total
Description of	Number of	Fair	Unrealized	Number of	Fair	Unrealized	Number of	Fair	Unrealized
securities	investments	value	losses	investments	value	losses	investments	value	losses
	(Dollars in thousands)
U.S. Government
agency securities	1	$1,997	$1	-	$-	$-	1	$1,997	$1
Municipal obligations	-	-	-	2	1,107	127	2	1,107	127
Mortgage-backed
securities	7	220	8	2	51	1	9	271	9

Total temporarily
impaired securities	8	$2,217	$9	4	$1,158	$128	12	$3,375	$137

Management does not intend to sell any of the debt securities with an unrealized loss and does not believe that it is more likely than not that it will be required to sell a security in an unrealized loss position prior to a recovery in value.  The fair values are expected to recover as securities approach maturity dates. The Company has evaluated these securities and has determined that the decline in their values is temporary.

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

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the three and six months ended June 30, 2010 and 2009

7.	Income Taxes (continued)

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

	Fair Value Measurements at
	June 30, 2010
	Quoted prices
	in active	Significant	Significant
	markets for	other	other
	identical	observable	unobservable
	assets	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)
Securities available for sale at June 30, 2010:

U.S. Government agency securities		$61,560
Municipal obligations		$1,425
Mortgage-backed securities		$4,573

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the three and six months ended June 30, 2010 and 2009

8.	Disclosures about Fair Value of Assets and Liabilities (continued)

Securities available for sale at December 31, 2009:

U.S. Government agency securities	$54,455
Municipal obligations	$1,396
Mortgage-backed securities	$4,920

The Corporation is predominately an asset-based lender with real estate serving as collateral on a substantial majority of loans.  Loans which are deemed to be impaired and other real estate owned are primarily valued on a nonrecurring basis at the fair values of the underlying real estate collateral.  Such fair values are obtained using independent appraisals, which the Corporation considers to be Level 2 inputs.  The aggregate carrying amount of impaired loans at June 30, 2010 was approximately $2.7 million, with total loss recognized of $161,000.

The Corporation has real estate acquired through foreclosure totaling $1.6 million at June 30, 2010, compared to $2.0 million at December 31, 2009.  Real estate acquired through foreclosure is carried at the lower of the cost or fair value less estimated selling expenses at the date of acquisition. Fair values are obtained using independent appraisals, based on comparable sales which the Corporation considers to be Level 2 inputs.  The aggregate amount of real estate acquired through foreclosure that is carried at fair value was approximately $1.6 million at June 30, 2010 and $732,000 at December 31, 2009.  The aggregate amount of real estate acquired through foreclosure that is carried at cost was approximately $1.3 million at December 31, 2009.

9.	Effects of Recent Accounting Pronouncements

In January 2010, the FASB issued ASU No. 2010-01 “Accounting for Distributions to Shareholders with Components of Stock and Cash,” which updated the Codification on accounting for distributions to shareholders that offers them the ability to elect to receive their entire distribution in cash or stock with a potential limitation on the total amount of cash that all shareholders can receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend. The new guidance is effective for interim and annual periods after December 15, 2009, and would be applied on a retrospective basis. The adoption of this guidance did not have any effect on our consolidated financial statements.

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the three months ended June 30, 2010 and 2009

9.	Effects of Recent Accounting Pronouncements (continued)

In January 2010, the FASB issued ASU No. 2010-06 “Improving Disclosures About Fair Value Measurements,” as the guidance for fair value measurements and disclosures. The guidance in ASU 2010-06 requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and to describe the reasons for the transfers. Furthermore, ASU 2010-06 requires a reporting entity to present separately information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements using significant unobservable inputs; clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value; and amends guidance on employers’ disclosures about postretirement benefit plan assets to require that disclosures be provided by classes of assets instead of by major categories of assets. The new guidance is effective for interim and annual reporting periods beginning January 1, 2010, except for the disclosures about purchases, sales, issuances, and settlements in the rollforward of activity in Level 3 fair value measurements. Those disclosures are effective January 1, 2011 and for interim periods thereafter. In the period of initial adoption, entities will not be required to provide the amended disclosures for any previous periods presented for comparative purposes. Early adoption is permitted. The adoption of this guidance is not expected to significantly impact our annual and interim financial statement disclosures and will not have any impact on our consolidated financial statements.

In February 2010, the FASB issued ASU No. 2010-09, Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements. The amendments in the ASU remove the requirement for companies that are subject to the periodic reporting requirements of the Exchange Act to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of U.S. generally accepted accounting principles (“U.S. GAAP”). The FASB also clarified that if the financial statements have been revised, then an entity that is not an SEC filer should disclose both the date that the financial statements were issued or available to be issued and the date the revised financial statements were issued or available to be issued. The FASB believes these amendments remove potential conflicts with the SEC’s literature. All of the amendments in the ASU were effective upon issuance, except for the use of the issued date for conduit debt obligors, which will be effective for interim or annual periods ending after June 15, 2010. The adoption of this guidance is not expected to have a material effect on the consolidated financial statements.

In March 2010, the FASB issued ASU No. 2010-11, “Derivatives and Hedging (Topic 815),” which clarifies that the only type of embedded credit derivative feature related to the transfer of credit risk that is exempt from derivative bifurcation requirements is one that is in the form of subordination of one financial instrument to another. As a result, entities that have contracts containing an embedded credit derivative feature in a form other than such subordination will need to assess those embedded credit derivatives to determine if bifurcation and separate accounting as a derivative is required. This guidance is effective on July 1, 2010. Early adoption is permitted at the beginning of an entity’s first interim reporting period beginning after issuance of this guidance. The adoption of this guidance is not expected to have any impact on our consolidated financial statements.

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the three months ended June 30, 2010 and 2009

9.	Effects of Recent Accounting Pronouncements (continued)

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

In July 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-20, Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. The ASU amends FASB Accounting Standards Codification™ (the “Codification” or “ASC”) Topic 310, Receivables, to improve the disclosures about the credit quality of an entity’s financing receivables and the related allowance for credit losses. As a result of these amendments, an entity is required to disaggregate, by portfolio segment or class of financing receivable, certain existing disclosures and provide certain new disclosures about its financing receivables and related allowance for credit losses.

Existing disclosures are amended to require an entity to provide the following disclosures about its financing receivables on a disaggregated basis:
(1) A rollforward schedule of the allowance for credit losses from the beginning of the reporting period to the end of the reporting period on a portfolio segment basis, with the ending balance further disaggregated on the basis of the impairment method;
(2) For each disaggregated ending balance in item (1) above, the related recorded investment in financing receivables;
(3) The nonaccrual status of financing receivables by class of financing receivables;
(4) Impaired financing receivables by class of financing receivables.

The amendments in the ASU also require an entity to provide the following additional disclosures about its financing receivables:
(1) Credit quality indicators of financing receivables at the end of the reporting period by class of financing receivables;
(2) The aging of past due financing receivables at the end of the reporting period by class of financing receivables;
(3) The nature and extent of troubled debt restructurings that occurred during the period by class of financing receivables and their effect on the allowance for credit losses;
(4) The nature and extent of financing receivables modified as troubled debt restructurings within the previous twelve months that defaulted during the reporting period by class of financing receivables and their effect on the allowance for credit losses; and
(5)Significant purchases and sales of financing receivables during the reporting period disaggregated by portfolio segments.

The disclosures as of the end of a reporting period will be effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period will be effective for interim and annual reporting periods beginning on or after December 15, 2010. As this ASU is disclosure-related only, we do not expect it to have an impact on our financial condition or results of operations.

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the three months ended June 30, 2010 and 2009

10.	Fair Value of Financial Instruments

Fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practical to estimate the value, is based upon the characteristics of the instruments and relevant market information. Financial instruments include cash, evidence of ownership in an entity or contracts that convey or impose on an entity the contractual right or obligation to either receive or deliver cash for another financial instrument. These fair value estimates are based on relevant market information and information about the financial instruments. Fair value estimates are intended to represent the price for which an asset could be sold or liability could be settled. However, given there is no active market or observable market transactions for many of the Corporation’s financial instruments, it has made estimates of many of these fair values which are subjective in nature, involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimated values. The fair value estimates are determined in accordance with SFAS No. 157.

The following methods and assumptions were used by the Corporation in estimating its fair value disclosures for financial instruments at June 30, 2010:

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

Deposits:  The fair value of NOW accounts, passbook accounts, and money market demand deposits is deemed to approximate the amount payable on demand at June 30, 2010.  Fair values for fixed-rate certificates of deposit have been estimated using a discounted cash flow calculation using the interest rates currently offered for deposits of similar remaining maturities.

Advances from the Federal Home Loan Bank:  The fair value of these advances is estimated using the rates currently offered for similar advances of similar remaining maturities or, when available, quoted market prices.

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the three months ended June 30, 2010 and 2009

10.	Fair Value of Financial Instruments (continued)

Advances by Borrowers for Taxes and Insurance: The carrying amount of advances by borrowers for taxes and insurance is deemed to approximate fair value.

Commitments to extend credit:  For fixed-rate loan commitments, the fair value estimate considers the difference between current levels of interest rates and committed rates.  At June 30, 2010, the fair value of the derivative loan commitments was not material.

The estimated fair values of the Company’s financial instruments at June 30, 2010 and December 31, 2009 are as follows:

	June, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
	(In thousands)		(In thousands)
Financial assets
Cash and cash equivalents	$19,098	$19,098	$11,283	$11,283
Investment securities	62,985	62,985	55,851	55,851
Mortgage-backed securities	9,802	9,937	10,664	10,736
Loans receivable - net	242,137	256,929	247,002	258,986
Federal Home Loan Bank stock	3,375	3,375	3,369	3,369

	$337,397	$352,324	$328,169	$340,225

Financial liabilities
Deposits	$242,020	$241,838	$235,904	$235,771
Advances from the Federal Home
Loan Bank	35,870	40,563	33,672	37,807
Advances by borrowers for taxes
and insurance	553	553	1,501	1,501

	$278,443	$282,954	$271,077	$275,079

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the three months ended June 30, 2010 and 2009

11.	Subsequent Events

The Company evaluates events and transactions occurring subsequent to the date of the financial statements for matters requiring recognition or disclosure in the financial statements.

On July 21, 2010, President Obama signed into law the financial regulatory reform act entitled the “Dodd-Frank Wall Street Reform and Consumer Protection Act” that implements changes to the regulation of the financial services industry, including provisions that, among other things will:

☐	Centralize responsibility for consumer financial protection by creating a new agency responsible for implementing, examining and enforcing compliance with federal consumer financial laws.
☐	Apply the same leverage and risk-based capital requirements that apply to insured depository institutions to bank holding companies.
☐
Require the FDIC to seek to make its capital requirements for banks countercyclical so that the amount of capital required to be maintained increases in times of economic expansion and decreases in times of economic contraction.

☐	Change the assessment base for federal deposit insurance from the amount of insured deposits to consolidated assets less tangible capital.
☐	Implement corporate governance revisions, including with regard to executive compensation and proxy access by shareholders, that apply to all public companies, not just financial institutions.
☐
Make permanent the $250 thousand limit for federal deposit insurance and increase the cash limit of Securities Investor Protection Corporation protection from $100 thousand to $250 thousand, and provide unlimited federal deposit insurance until January 1, 2013, for non-interest bearing demand transaction accounts at all insured depository institutions.

☐	Repeal the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts.
☐	Increase the authority of the Federal Reserve to examine the Company and its non-bank subsidiaries.

Cheviot Financial Corp.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF
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

Recent Developments

On July 21, 2010, President Obama signed into law the financial regulatory reform act entitled the “Dodd-Frank Wall Street Reform and Consumer Protection Act” that implements changes to the regulation of the financial services industry, including provisions that, among other things:

☐	Centralize responsibility for consumer financial protection by creating a new agency responsible for implementing, examining and enforcing compliance with federal consumer financial laws.
☐	Apply the same leverage and risk-based capital requirements that apply to insured depository institutions to bank holding companies.
☐
Require the FDIC to seek to make its capital requirements for banks countercyclical so that the amount of capital required to be maintained increases in times of economic expansion and decreases in times of economic contraction.

☐	Change the assessment base for federal deposit insurance from the amount of insured deposits to consolidated assets less tangible capital.
☐	Implement corporate governance revisions, including with regard to executive compensation and proxy access by shareholders, that apply to all public companies, not just financial institutions.
☐
Make permanent the $250 thousand limit for federal deposit insurance and increase the cash limit of Securities Investor Protection Corporation protection from $100 thousand to $250 thousand, and provide unlimited federal deposit insurance until January 1, 2013, for non-interest bearing demand transaction accounts at all insured depository institutions.

☐	Repeal the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts.
☐	Increase the authority of the Federal Reserve to examine the Company and its non-bank subsidiaries.

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

Many aspects of the act are subject to rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact on the Company, its customers or the financial industry.  Provisions in the legislation that affect deposit insurance assessments and payment of interest on demand deposits could increase the costs associated with deposits as well as place limitations on certain revenues those deposits may generate.

Cheviot Financial Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
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

The analysis has two components, specific and general allocations.  Specific percentage allocations can be made for unconfirmed losses related to loans that are determined to be impaired.  Impairment is measured by determining the present value of expected future cash flows or, for collateral-dependent loans, the fair value of the collateral adjusted for market conditions and selling expenses. If the fair value of the loan is less than the loan’s carrying value, a charge-off is recorded for the difference. The general allocation is determined by segregating the remaining loans by type of loan, risk weighting (if applicable) and payment history.  We also analyze historical loss experience, delinquency trends, general economic conditions and geographic and industry concentrations.  This analysis establishes factors that are applied to the loan groups to determine the amount of the general reserve.  Actual loan losses may be significantly more than the allowances we have established which could result in a material negative effect on our financial results.

Discussion of Financial Condition Changes at December 31, 2009 and at June 30, 2010

Total assets increased $9.2 million, or 2.7%, to $351.0 million at June 30, 2010, from $341.9 million at December 31, 2009.  The increase in total assets reflects increases in cash and cash equivalents and investment securities, which was partially offset by a decrease in loans receivable and mortgage-backed securities. The change in the composition of our interest-earning assets reflects management’s decision to increase its liquidity during a period of low interest rates during the economic downturn.

Cash, federal funds sold and interest-earning deposits increased $7.8 million, or 69.3%, to $19.1 million at June 30, 2010, from $11.3 million at December 31, 2009.  The increase in cash and cash equivalents at June 30, 2010 was due to a $5.8 million increase in federal funds sold, a $1.6 million increase in interest-earning deposits and a $418,000 increase in cash and due from banks.  Investment securities increased $7.1 million to $63 million at June 30, 2010. At June 30, 2010, all investment securities were classified as available for sale. As of June 30, 2010, none of our investment securities are considered impaired.

Cheviot Financial Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)

Discussion of Financial Condition Changes at December 31, 2009 and at June 30, 2010 (continued)

Mortgage-backed securities decreased $862,000, or 8.1%, to $9.8 million at June 30, 2010, from $10.7 million at December 31, 2009.  The decrease in mortgage-backed securities was due primarily to principal prepayments and repayments totaling $930,000.  At June 30, 2010, $5.2 million of mortgage-backed securities were classified as held to maturity, while $4.6 million were classified as available for sale.  As of June 30, 2010, none of the mortgage-backed securities are considered impaired.

Loans receivable, including loans held for sale, decreased $4.9 million, or 2.0%, to $242.1 million at June 30, 2010, from $247.0 million at December 31, 2009.  The decrease reflects loan principal repayments of $20.7 million and sales of $5.2 million, partially offset by loan originations totaling $21.2 million.

The allowance for loan losses totaled $1.1 million and $1.0 million at June 30, 2010 and December 31, 2009, respectively.  In determining the adequacy of the allowance for loan losses at any point in time, management and the board of directors apply a systematic process focusing on the risk of loss in the portfolio.  First, the loan portfolio is segregated by loan types to be evaluated collectively and loan types to be evaluated individually.  Delinquent multi-family and commercial loans are evaluated individually for potential impairments in their carrying value.  Second, the allowance for loan losses entails utilizing our historic loss experience by applying such loss percentage to the loan types to be collectively evaluated in the portfolio.  During the six months ended June 30, 2010 the corporation recorded a $100,000 provision for loan losses reflecting these factors and weaker economic conditions in the greater Cincinnati area, loan charge-offs of $3,000 and the need to allocate approximately $42,000 in specific reserves for three residential properties totaling $155,000 which were acquired through foreclosure.   The analysis of the allowance for loan losses requires an element of judgment and is subject to the possibility that the allowance may need to be increased, with a corresponding reduction in earnings.  To the best of management’s knowledge, all known and inherent losses that are probable and that can be reasonably estimated have been recorded at June 30, 2010.

Non-performing and impaired loans totaled $2.7 million and $2.4 million at June 30, 2010 and December 31, 2009, respectively.  At June 30, 2010, non-performing and impaired loans were comprised of thirty-nine loans secured by one- to four-family residential real estate.  At June 30, 2010 and December 31, 2009, real estate acquired through foreclosure totaled $1.6 million and $2.0 million, respectively.  The allowance for loan losses represented 39.9% and 41.9% of non-performing and impaired loans at June 30, 2010 and December 31, 2009, respectively.  Although management believes that the Corporation’s allowance for loan losses conforms to generally accepted accounting principles based upon the available facts and circumstances, there can be no assurance that additions to the allowance will not be necessary in future periods, which would adversely affect our results of operations.

Deposits increased $6.1 million, or 2.6%, to $242.0 million at June 30, 2010, from $235.9 million at December 31, 2009.  Advances from the Federal Home Loan Bank of Cincinnati increased by $2.2 million, or 6.5%, to $35.9 million at June 30, 2010, from $33.7 million at December 31, 2009.

Shareholders’ equity increased $1.4 million, or 2.0%, to $70.1 million at June 30, 2010, from $68.8 million at December 31, 2009.  The increase primarily resulted from net earnings of $1.1 million, amortization of stock benefit plans of $390,000, which was partially offset by dividends paid of $748,000.  At June 30, 2010, Cheviot Financial had the ability to purchase an additional 360,818 shares under its announced stock repurchase plan.

Cheviot Financial Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)

Discussion of Financial Condition Changes at December 31, 2009 and at June 30, 2010 (continued)

Liquidity and Capital Resources

We monitor our liquidity position on a daily basis using reports that recap all deposit activity and loan commitments.  A significant portion of our deposit base is made up of time deposits.  At June 30, 2010, $99.0 million of time deposits are due to mature within twelve months.  The daily deposit activity report allows us to price our time deposits competitively.  Because of this and our deposit retention experience, we anticipate that a significant portion of maturing time deposits will be retained.

Borrowings from the Federal Home Loan Bank of Cincinnati increased $2.2 million during the six months ended June 30, 2010.  We have the ability to increase such borrowings by approximately $133.2 million.

Comparison of Operating Results for the Six-Month Periods Ended June 30, 2010 and 2009

General

Net earnings for the six months ended June 30, 2010 totaled $1.1 million, a $563,000 increase from the $518,000 net earnings reported for the same period in 2009.  The increase in net earnings reflects an increase in net interest income, of $625,000, a decrease of $352,000 in the provision for losses on loans and a decrease of $97,000 in general, administrative and other expenses, which were partially offset by an increase of $406,000 in the provision for federal income taxes and a decrease in other income of $105,000 for the 2010 period.

Net Interest Income

Total interest income decreased $437,000, or 5.2%, to $8.0 million for the six-months ended June 30, 2010, from the comparable period in 2009.   Interest income on loans decreased $614,000, or 8.2%, to $6.9 million during the 2010 period.  This decrease was due primarily to a 22 basis point decrease in the average yield on loans to 5.66% for the 2010 period from 5.88% for the 2009 period and an $11.8 million, or 4.6%, decrease in the average balance of loans outstanding for the six months ended June 30, 2010.

Interest income on mortgage-backed securities decreased $69,000, or 29.9%, to $162,000 for the six months ended June 30, 2010, from $231,000 for the same period in 2009, due primarily to a 101 basis point decrease in the average yield and a $834,000 decrease in the average balance of securities outstanding period to period.   Interest income on investment securities increased $194,000, or 29.7%, to $848,000 for the six months ended June 30, 2010, compared to $654,000 for the same period in 2009, due primarily to an increase of $33.1 million, or 105.2% increase in the average balance of investment securities outstanding, which was partially offset by a decrease in the average yield of 153 basis points to 2.63% in the 2010 period.  Interest income on other interest-earning deposits increased $52,000, or 208.0% to $77,000 for the six months ended June 30, 2010, as compared to the same period in 2009.

Cheviot Financial Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Six-Month Periods Ended June 30, 2010 and 2009(continued)

Interest expense decreased $1.1 million, or 29.8% to $2.5 million for the six months ended June 30, 2010, from $3.6 million for the same period in 2009.  Interest expense on deposits decreased by $852,000, or 32.3%, to $1.8 million for the six months ended June 30, 2010, from $2.6 million for the same period in 2009 due primarily to a 85 basis point decrease in the average costs of deposits to 1.54% during the 2010 period, which was partially offset by a $11.1 million, or 5.0%, increase in the average balances outstanding.  Interest expense on borrowings decreased by $210,000, or 22.6%, due primarily to a $5.8 million, or 13.5%, decrease in the average balance outstanding and a 46 basis point decrease in the average cost of borrowings.  The decrease in the average cost of deposits and borrowings reflects lower shorter term interest rates in 2010 as compared to 2009.

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $625,000, or 12.8%, to $5.5 million for the six months ended June 30, 2010.  The average interest rate spread increased to 3.07% for the six months ended June 30, 2010 from 2.64% for the six months ended June 30, 2009.  The net interest margin increased to 3.39% for the six months ended June 30, 2010 from 3.09% for the six months ended June 30, 2009.

Provision for Losses on Loans

As a result of an analysis of historical experience, the volume and type of lending conducted by the Savings Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Savings Bank’s market area, and other factors related to the collectability of the Savings Bank’s loan portfolio, management recorded a $100,000 provision for losses on loans for the six months ended June 30, 2010, compared to a $452,000 provision for losses on loans for the six months ended June 30, 2009.  Non-performing loans were 1.1% and 0.3% of total loans at June 30, 2010 and June 30, 2009, respectively.  The decision to make a provision for loan losses during the six months ended June 30, 2010 reflects the amount necessary to maintain an adequate allowance based on the three year historical loss experience and other external factors.  These other external factors, economic conditions, and collateral value changes, have had a negative impact on non-owner-occupied loans in the portfolio.  There can be no assurance that the loan loss allowance will be sufficient to cover losses on non-performing loans in the future; however, management believes they have identified all known and inherent losses that are probable and that can be reasonably estimated within the loan portfolio, and that the allowance is adequate to absorb such losses.

Other Income

Other income decreased $105,000, or 22.4%, to $369,000 for the six months ended June 30, 2010, compared to the same period in 2009, due primarily to a decrease in the gain on the sale of loans of $190,000, which was partially offset by an increase of $50,000 in other operating income and a decrease of $27,000 in the loss on sale of real estate acquired through foreclosure.

Cheviot Financial Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Six-Month Periods Ended June 30, 2010 and 2009 (continued)

General, Administrative and Other Expense

General, administrative and other expense decreased $97,000, or 2.3%, to $4.1 million for the six months ended June 30, 2010, from $4.2 million for the comparable period in 2009.  This decrease is a result of a decrease of $33,000 in employee compensation and benefits, a decrease of $72,000 in data processing expense, and a $30,000 decrease in other operating expense which was partially offset by a $42,000 increase in occupancy and equipment expense.  The decrease in employee compensation and benefits is a result of the expense vesting period expiring on prior stock-based compensation grants.  The decrease in data processing and other operating expense is due to expenses incurred in May 2009 for the conversion of the core computer operating system.   The increase in occupancy and equipment expense is the result of annual maintenance contracts for the new equipment instituted for the new core computer operating system.

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

These actions increased our FDIC insurance premiums in the second quarter of 2010 to $55,000 from $9,000 for the same period in 2009.  The decrease in FDIC expense for the second quarter of 2010 compared to the same period in 2009 is a result of the bank accruing a special FDIC assessment of $138,000 during the second quarter of 2009.

Federal Income Taxes

The provision for federal income taxes increased $406,000, or 188.0%, to $622,000 for the six months ended June 30, 2010, from $216,000 for the same period in 2009.  The effective tax rate was 36.5% and 29.4% for the six month periods ended June 30, 2010 and 2009.  The difference between the Corporation’s effective tax rate in the 2010 and 2009 periods and the 34% statutory corporate rate is due primarily to the tax-exempt earnings on bank-owned life insurance, tax exempt interest on municipal obligations and tax benefits for the contribution to the Cheviot Savings Bank Foundation offset by the difference in the stock compensation deduction for tax purposes.

Cheviot Financial Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Three-Month Periods Ended June 30, 2010 and 2009

General

Net earnings for the three months ended June 30, 2010 totaled $578,000, a $353,000 increase from the $225,000 earnings reported in the June 2009 period.  The increase in net earnings reflects an increase in net interest income of $385,000, a decrease in the provision for losses on loans of $55,000, and a $215,000 decrease in general administrative and other expenses, which were partially offset by a decrease of $56,000 in other income and an increase of $246,000 in federal income taxes for the 2010 quarter.

Net Interest Income

Total interest income decreased $112,000, or 2.7%, to $4.0 million for the three-months ended June 30, 2010, from the comparable quarter in 2009.   Interest income on loans decreased $273,000, or 7.4%, to $3.4 million during the 2010 quarter from $3.7 million for the 2009 quarter.  This decrease was due primarily to a $6.7 million, or 2.7%, decrease in the average balance of loans outstanding and a 29 basis point decrease in the average yield on loans to 5.61% for the 2010 quarter from 5.90% for the three months ended June 30, 2009.

Interest income on mortgage-backed securities decreased $50,000, or 39.7%, to $76,000 for the three months ended June 30, 2010, from $126,000 for the comparable 2009 quarter, due primarily to a $2.0 million decrease in the average balance of securities outstanding and a 115 basis point decrease in the average yield period to period.  Interest income on investment securities increased $189,000, or 66.1%, to $475,000 for the three months ended June 30, 2010, compared to $286,000 for the same quarter in 2009, due primarily to an increase of $29.3 million, or 79.8% in the average balance of investment securities outstanding, which was partially offset by a 24 basis point decrease in the average yield to 2.88% in the 2010 quarter.  Interest income on other interest-earning deposits increased $22,000, or 146.7% to $37,000 for the three months ended June 30, 2010.

Interest expense decreased $497,000, or 28.9% to $1.2 million for the three months ended June 30, 2010, from $1.7 million for the same quarter in 2009.  Interest expense on deposits decreased by $393,000, or 31.1%, to $869,000, from $1.3 million, due primarily to a 77 basis point decrease in the average costs of deposits to 1.48% during the 2010 quarter due to the lower rate repricings of certificates of deposit, as deposit rates were lower in 2010 as compared to 2009. This was partially offset by a $10.1 million, or 4.5%, increase in the average balance outstanding.  Interest expense on borrowings decreased by $104,000, or 22.8%, due primarily to a $4.7 million, or 11.2%, decrease in the average balance outstanding and a 57 basis point decrease in the average cost of borrowings.

Cheviot Financial Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Three-Month Periods Ended June 30, 2010 and 2009 (continued)

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $385,000, or 16.1%, to $2.8 million for the three months ended June 30, 2010, as compared to the same quarter in 2009.  The average interest rate spread increased to 3.10% for the three months ended June 30, 2010 from 2.66% for the three months ended June 30, 2009.  The net interest margin increased slightly to 3.40% for the three months ended June 30, 2010 from 3.05% for the three months ended June 30, 2009.

Provision for Losses on Loans

Management recorded a $60,000 provision for losses on loans for the three months ended June 30, 2010, compared to a $115,000 provision for losses on loans for the three months ended June 30, 2009.  The decision to make a provision for loan losses during the three months ended June 30, 2010 reflects the amount necessary to maintain an adequate allowance based on the three year historical loss experience and other external factors.   There can be no assurance that the loan loss allowance will be sufficient to cover losses on non-performing loans in the future, however management believes they have identified all known and inherent losses that are probable and that can be reasonably estimated within the loan portfolio, and that the allowance for loan losses is adequate to absorb such losses.

Other Income

Other income decreased $56,000, or 23.0%, to $187,000 for the three months ended June 30, 2010, compared to the same quarter in 2009, due primarily to a decrease in the gain on the sale of loans of $95,000, which was partially offset by an increase in other operating income of $27,000.

General, Administrative and Other Expense

General, administrative and other expense decreased $215,000, or 9.9%, to $2.0 million for of the three months ended June 30, 2010.  This decrease is a result of a decrease of $75,000 in employee compensation and benefits, a decrease of $71,000 in FDIC expense, a decrease of $56,000 in other operating expense and a decrease of $48,000 in data processing expense.  The decrease in employee compensation and benefits is a result of the expense vesting period expiring on prior stock-based compensation grants.  The decrease in FDIC expense is due to the special assessment during the prior period.  The decrease in other operating expense and data processing expense is due to expenses incurred in the prior year for the conversion of the core computer operating system in May 2009.

Federal Income Taxes

The provision for federal income taxes increased $246,000, or 225.7%, to $355,000 for the three months ended June 30, 2010, from $109,000 for the same quarter in 2009, due primarily to a $599,000, or 179.3%, increase in pre-tax earnings.  The effective tax rate was 38.0% and 32.6% for the three month periods ended June 30, 2010 and 2009, respectively.  The difference between the Corporation’s effective tax rate in the 2010 and 2009 periods and the 34% statutory corporate rate is due primarily to the tax-exempt earnings on bank-owned life insurance, tax exempt interest on municipal obligations and tax benefits for the contribution to the Cheviot Savings Bank Foundation.

Cheviot Financial Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change in the Corporation’s market risk since the Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2009.

ITEM 4	CONTROLS AND PROCEDURES

The Corporation’s Chief Executive Officer and Chief Financial Officer evaluated the disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this quarterly report.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Corporation’s disclosure controls and procedures are effective.

There were no changes in the Corporation’s internal controls or in other factors that could materially affect, or could reasonably be likely to materially affect, these controls subsequent to the date of their evaluation by the Corporation’s Chief Executive Officer and Chief Financial Officer.

Cheviot Financial Corp.

PART II
ITEM 1.	Legal Proceedings

None.

ITEM 1A.	Risk Factors

There have been no changes to the Corporation’s risk factors since the filing of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Corporation announced a repurchase plan on January 16, 2008 which provides for the repurchase of 5% or 447,584 shares of our common stock.  As of June 30, 2010, the Corporation had purchased 86,766 shares pursuant to the program.

			Total # of
			shares purchased
	Total	Average	as part of publicly
	# of shares	price paid	announced plans
Period	purchased	per share	or programs

April 1-30, 2010	-	$-	82,968
May 1-31, 2010	3,798	$8.25	86,766
June 1-30, 2010	-	$-	86,766

ITEM 3.	Defaults Upon Senior Securities

Not applicable.

ITEM 4.	Removed and reserved

ITEM 5.	Other information

None.

ITEM 6.	Exhibits

	31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Cheviot Financial Corp.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	August 12, 2010	By:	/s/Thomas J. Linneman
Thomas J. Linneman
President and Chief Executive Officer

Date:	August 12, 2010	By:	s/Scott T. Smith
Scott T. Smith
Chief Financial Officer