Form 10-Q
period 2010-09-30
CHEVIOT FINANCIAL CORP
filed 2010-11-12
CIK 1248124

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Yes ☐                      No ☒

As of November 12, 2010, the latest practicable date, 8,861,110 shares of the registrant’s common stock, $.01 par value, were issued and outstanding.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐                      No ☐

Cheviot Financial Corp.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(In thousands, except share data)

	September 30,	December 31,
	2010	2009
	(Unaudited)

ASSETS

Cash and due from banks	$4,058	$3,217
Federal funds sold	17,511	4,582
Interest-earning deposits in other financial institutions	5,827	3,484
Cash and cash equivalents	27,396	11,283

Investment securities available for sale - at fair value	61,431	55,851
Mortgage-backed securities available for sale - at fair value	4,431	4,920
Mortgage-backed securities held to maturity - at cost, approximate market value of $5,128 and $5,816 at September 30, 2010 and December 31, 2009, respectively	5,005	5,744
Loans receivable - net	231,498	245,905
Loans held for sale – at lower of cost or market	4,144	1,097
Real estate acquired through foreclosure - net	1,669	2,048
Office premises and equipment - at depreciated cost	4,683	4,889
Federal Home Loan Bank stock - at cost	3,375	3,369
Accrued interest receivable on loans	1,010	1,074
Accrued interest receivable on mortgage-backed securities	26	36
Accrued interest receivable on investments and interest-earning deposits	332	322
Prepaid expenses and other assets	1,636	1,591
Bank-owned life insurance	3,757	3,653
Prepaid federal income taxes	188	78

Total assets	$350,581	$341,860

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits	$247,781	$235,904
Advances from the Federal Home Loan Bank	28,703	33,672
Advances by borrowers for taxes and insurance	1,020	1,501
Accrued interest payable	100	136
Accounts payable and other liabilities	1,660	1,625
Deferred federal income taxes	768	272
Total liabilities	280,032	273,110

Shareholders’ equity
Preferred stock - authorized 5,000,000 shares, $.01 par value; none issued Common stock - authorized 30,000,000 shares, $.01 par value; 9,918,751 shares issued at September 30, 2010 and December 31, 2009	99	99
Additional paid-in capital	43,880	43,819
Shares acquired by stock benefit plans	(1,659)	(2,069)
Treasury stock - at cost, 1,053,843 and 1,050,045 shares at September 30, 2010 and December 31, 2009, respectively	(12,859)	(12,828)
Retained earnings - restricted	40,751	40,109
Accumulated comprehensive gain (loss), unrealized gains (losses) on securities available for sale, net of related tax effects (benefits)	337	(380)
Total shareholders’ equity	70,549	68,750

Total liabilities and shareholders’ equity	$350,581	$341,860

See accompanying notes to consolidated financial statements.

Cheviot Financial Corp.

CONSOLIDATED STATEMENTS OF EARNINGS

 (In thousands, except per share data)

	Nine months ended		Three months ended
	September 30,		September 30,
	2010	2009	2010	2009
	(Unaudited)
Interest income
Loans	$10,214	$11,103	$3,301	$3,577
Mortgage-backed securities	228	342	66	110
Investment securities	1,285	1,038	436	384
Interest-earning deposits and other	115	35	38	10
Total interest income	11,842	12,518	3,841	4,081

Interest expense
Deposits	2,629	3,805	844	1,169
Borrowings	1,004	1,350	286	422
Total interest expense	3,633	5,155	1,130	1,591

Net interest income	8,209	7,363	2,711	2,490

Provision for losses on loans	250	803	150	351

Net interest income after provision for losses on loans	7,959	6,560	2,561	2,139

Other income (expense)
Rental	48	38	17	13
Gain on sale of loans	389	319	306	47
Loss on sale of real estate acquired through foreclosure	(23)	(54)	(1)	(5)
Earnings on bank-owned life insurance	104	103	35	34
Other operating	324	247	116	90
Total other income	842	653	473	179

General, administrative and other expense
Employee compensation and benefits	3,286	3,384	1,034	1,100
Occupancy and equipment	503	429	180	147
Property, payroll and other taxes	732	745	233	235
Data processing	175	257	63	73
Legal and professional	469	316	233	97
Advertising	150	150	50	50
FDIC expense	214	194	67	38
Other operating	596	570	201	143
Total general, administrative and other expense	6,125	6,045	2,061	1,883

Earnings before income taxes	2,676	1,168	973	435

Federal income taxes (benefit)
Current	785	401	254	219
Deferred	127	9	36	(25)
Total federal income taxes	912	410	290	194

NET EARNINGS	$1,764	$758	$683	$241

EARNINGS PER SHARE
Basic	$.20	$.09	$.08	$.03

Diluted	$.20	$.09	$.08	$.03

Dividends per common share	$.33	$.30	$.11	$.10

See accompanying notes to consolidated financial statements.

Cheviot Financial Corp.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the nine and three months ended September 30, 2010 and 2009
 (In thousands)

	For the nine months		For the three months
	ended September 30,		ended September 30,
	2010	2009	2010	2009

Net earnings for the period	$1,764	$758	$683	$241
Other comprehensive income, net of tax:
Unrealized holding gains on securities during the period, net of tax of $369 and $107 for the nine months ended September 30, 2010 and 2009, respectively, and $53 and $97 for the three months ended September 30, 2010 and 2009, respectively	717	207	102	188

Comprehensive income	$2,481	$965	$785	$429

Accumulated comprehensive income	$337	$66	$337	$66

See accompanying notes to consolidated financial statements.

Cheviot Financial Corp.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the nine months ended September 30, 2010 and 2009
 (In thousands)

	2010	2009
	(Unaudited)
Cash flows from operating activities:
Net earnings for the period	$1,764	$758
Adjustments to reconcile net earnings to net cash provided by operating activities:
Amortization of premiums and discounts on investment and mortgage-backed securities, net	21	15
Depreciation	240	234
Amortization of deferred loan origination fees - net	39	(20)
Proceeds from sale of loans in the secondary market	15,354	19,405
Loans originated for sale in the secondary market	(18,104)	(19,086)
Gain on sale of loans	(389)	(319)
Loss on sale of real estate acquired through foreclosure	23	54
Impairment on real estate acquired through foreclosure	102	-
Net charge-offs of loans receivable	(47)	-
Federal Home Loan Bank stock dividends	(6)	-
Provision for losses on loans	250	803
Net increase in cash surrender value of bank-owned life insurance	(104)	(102)
Amortization of expense related to stock benefit plans	380	363
Increase (decrease) in cash due to changes in:
Accrued interest receivable on loans	64	48
Accrued interest receivable on mortgage-backed securities	10	(6)
Accrued interest receivable on investments and interest-earning deposits	(10)	71
Prepaid expenses and other assets	(45)	(499)
Accounts payable and other liabilities	35	753
Accrued interest payable	(36)	(25)
Federal income taxes
Current	(110)	70
Deferred	127	9
Net cash used in (provided by) operating activities	(442)	2,526

Cash flows used in investing activities:
Principal repayments on loans	37,861	58,684
Loan disbursements	(23,785)	(42,787)
Loans purchased	-	(1,700)
Purchase of investment securities – available for sale	(76,670)	(55,940)
Proceeds from maturity of investment securities – available for sale	72,101	30,565
Proceeds from maturity of investment securities – held to maturity	-	7,000
Purchase of mortgage-backed securities – available for sale	-	(5,267)
Principal repayments on mortgage-backed securities – available for sale	542	755
Principal repayments on mortgage-backed securities – held to maturity	740	911
Proceeds from sale of real estate acquired through foreclosure	531	268
Additions to real estate acquired through foreclosure	(96)	(236)
Proceeds from sale of office premises and equipment	-	1
Purchase of office premises and equipment	(34)	(211)
Net cash provided by (used in) investing activities	11,190	(7,957)

See accompanying notes to consolidated financial statements.

Cheviot Financial Corp.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

For the nine months ended September 30, 2010 and 2009
 (In thousands)

	2010	2009
	(Unaudited)
Cash flows provided by financing activities:
Net increase (decrease) in deposits	11,877	16,277
Proceeds from Federal Home Loan Bank advances	10,000	-
Repayments on Federal Home Loan Bank advances	(14,969)	(6,631)
Advances by borrowers for taxes and insurance	(481)	(472)
Treasury stock repurchases	(31)	(29)
Stock option expense, net	91	186
Dividends paid on common stock	(1,122)	(1,019)
Net cash provided by financing activities	5,365	8,312

Net increase in cash and cash equivalents	16,113	2,881

Cash and cash equivalents at beginning of period	11,283	10,013

Cash and cash equivalents at end of period	$27,396	$12,894

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Federal income taxes	$794	$327

Interest on deposits and borrowings	$3,597	$5,180

Supplemental disclosure of noncash investing activities:
Transfer of loans to real estate acquired through foreclosure	$181	$1,413

Recognition of mortgage servicing rights	$118	$153

See accompanying notes to consolidated financial statements.

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the three and nine months ended September 30, 2010 and 2009

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

The accompanying unaudited financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America.  Accordingly, these consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Cheviot Financial included in the Annual Report on Form 10-K for the year ended December 31, 2009.  However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the consolidated financial statements have been included.  The results of operations for the three and nine month periods ended September 30, 2010, are not necessarily indicative of the results which may be expected for the entire year.

2.       Principles of Consolidation

The accompanying consolidated financial statements as of and for the three and nine months ended September 30, 2010, include the accounts of the Corporation and its wholly-owned subsidiary, the Savings Bank.  All significant intercompany items have been eliminated.

3.       Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business.  Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures.  Our primary sources of funds are deposits, scheduled amortization and prepayments of loan principal and mortgage-backed securities, maturities and calls of securities and funds provided by our operations.  In addition, we may borrow from the Federal Home Loan Bank of Cincinnati.  At September 30, 2010 and December 31, 2009, we had $28.7 million and $33.7 million, respectively, in outstanding borrowings from the Federal Home Loan Bank of Cincinnati and had the capacity to increase such borrowings at those dates by approximately $114.4 million and $109.3 million, respectively.

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

For the three and nine months ended September 30, 2010 and 2009

3.       Liquidity and Capital Resources (continued)

Our primary investing activities are the origination of one-to four-family real estate loans, commercial real estate, construction and consumer loans, and, to a lesser extent, the purchase of securities.  For the nine months ended September 30, 2010, loan originations totaled $41.9 million, compared to $61.9 million for the nine months ended September 30, 2009.

Total deposits increased $11.9 million during the nine months ended September 30, 2010, compared to an increase of $16.3 million during the nine months ended September 30, 2009.  Deposit flows are affected by the level of interest rates, the interest rates and products offered by competitors and other factors.

The following table sets forth information regarding the Corporation’s obligations and commitments to make future payments under contract as of September 30, 2010.

	Payments due by period
	Less than 1 year	More than 1-3 years	More than 4-5 years	More than 5 years	Total
	(In thousands)

Contractual obligations:
Advances from the Federal Home Loan Bank	$-	$1,360	$7,350	$19,993	$28,703
Certificates of deposit	96,832	32,805	11,059	-	140,696

Amount of loan commitments and expiration per period:
Commitments to originate one- to four-family loans	5,144	-	-	-	5,144
Home equity lines of credit	12,794	-	-	-	12,794
Commercial lines of credit	164	-	-	-	164
Undisbursed loans in process	2,742	-	-	-	2,742

Total contractual obligations	$117,676	$34,165	$18,409	$19,993	$190,243

We are committed to maintaining a strong liquidity position.  We monitor our liquidity position on a daily basis.  We anticipate that we will have sufficient funds to meet our current funding commitments.  Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of maturing time deposits will be retained.

At September 30, 2010 and 2009, we exceeded all of the applicable regulatory capital requirements.  Our core (Tier 1) capital was $56.9 million and $57.2 million, or 16.7 % and 17.1% of total assets at September 30, 2010 and 2009.  In order to be classified as “well-capitalized” under federal banking regulations, we were required to have core capital of at least $20.5 million, or 6.0% of assets, as of September 30, 2010.  To be classified as a well-capitalized bank, we must also have a ratio of total risk-based capital to risk-weighted assets of at least 10.0%.  At September 30, 2010 and 2009, we had a total risk-based capital ratio of 34.8% and 34.5%, respectively.

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the three and nine months ended September 30, 2010 and 2009

        4.       Earnings Per Share

Basic earnings per share is computed based upon the weighted-average common shares outstanding during the period, less shares in the ESOP that are unallocated and not committed to be released plus shares in the ESOP that have been allocated.  The weighted-average common shares outstanding includes 5,455,313 shares held by our mutual holding company.  Weighted-average common shares deemed outstanding gives effect to 142,833 and 178,540 unallocated shares held by the ESOP for the three and nine months ended September 30, 2010 and 2009, respectively.

	For the nine months ended September 30,		For the three months ended September 30,
	2010	2009	2010	2009

Weighted-average common shares outstanding (basic)	8,723,800	8,691,891	8,722,075	8,690,166

Dilutive effect of assumed exercise of stock options	9,051	25,997	9,179	24,658

Weighted-average common shares outstanding (diluted)	8,732,851	8,717,888	8,731,254	8,714,824

5.       Stock Option Plan

On April 26, 2005, the Corporation approved a Stock Incentive Plan that provides for grants of up to 486,018 stock options.  During 2010, 2009, and 2008 approximately 8,860, 8,060, and 8,060 option shares were granted subject to five year vesting.

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

The Corporation elected the modified prospective transition method in applying ASC 718. Under this method, the provisions of ASC 718 apply to all awards granted or modified after the date of adoption, as well as for all unvested options outstanding at December 31, 2005. The compensation cost recorded for unvested equity-based awards is based on their grant-date fair value. For the nine months ended September 30, 2010, the Corporation recorded $91,000 in after-tax compensation cost for equity-based awards that vested during the nine months ended September 30, 2010.  The Corporation has a $74,000 unrecognized pre-tax compensation cost related to non-vested equity-based awards granted under its stock incentive plan as of September 30, 2010, which is expected to be recognized over a weighted-average vesting period of approximately 0.2 years.

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the three and nine months ended September 30, 2010 and 2009

5.       Stock Option Plan (continued)

A summary of the status of the Corporation’s stock option plan as of September 30, 2010, and changes during the period then ended is presented below:

	Nine months ended September 30, 2010		Year ended December 31, 2009

	Shares	Weighted- average exercise price	Shares	Weighted- average exercise price

Outstanding at beginning of period	412,340	$11.11	404,280	$11.16
Granted	8,860	8.07	8,060	8.48
Exercised	-	-	-	-
Forfeited	-	-	-	-

Outstanding at end of period	421,200	$11.05	412,340	$11.11

Options exercisable at period-end	397,260	$11.16	314,792	$11.17

Fair value of options granted		$4.83		$3.31

The following information applies to options outstanding at September 30, 2010:

Number outstanding	421,200
Exercise price	$8.07 - $13.63
Weighted-average exercise price	$11.16
Weighted-average remaining contractual life	4.9 years

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

For the three and nine months ended September 30, 2010 and 2009

6.       Investment and Mortgage-backed Securities

The amortized cost, gross unrealized holding gains, gross unrealized holding losses and estimated fair values of investment securities at September 30, 2010 and December 31, 2009 are shown below.

	September 30, 2010
	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value
	(In thousands)
Available for Sale:
U.S. Government agency securities	$59,475	$463	$-	$59,938
Municipal obligations	1,545	18	70	1,493

	$61,020	$481	$70	$61,431

	December 31, 2009
	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value
	(In thousands)
Available for Sale:
U.S. Government agency securities	$54,915	$67	$527	$54,455
Municipal obligations	1,545	4	153	1,396

	$56,460	$71	$680	$55,851

The amortized cost of investment securities at September 30, 2010 by contractual term to maturity, are shown below.

September 30, 2010
(In thousands)
Less than one year	$55,475
One to five years	4,000
Over five to ten years	310
More than ten years	1,235

$61,020

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the three and nine months ended September 30, 2010 and 2009

6.       Investment and Mortgage-backed Securities (continued)

The amortized cost, gross unrealized holding gains, gross unrealized holding losses and estimated fair values of mortgage-backed securities at September 30, 2010 and December 31, 2009 are shown below.

	September 30, 2010
	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value
	(In thousands)
Available for sale:
Federal Home Loan Mortgage
Corporation adjustable-rate participation certificates	$760	$26	$-	$786
Federal National Mortgage
Association adjustable-rate participation certificates	554	16	-	570
Government National Mortgage
Association adjustable-rate participation certificates	3,017	58	-	3,075

	$4,331	$100	$-	$4,431

Held to maturity:
Federal Home Loan Mortgage
Corporation adjustable-rate participation certificates	$496	$5	$4	$497
Federal National Mortgage
Association adjustable-rate participation certificates	544	8	-	552
Government National Mortgage
Association adjustable-rate participation certificates	3,965	114	-	4,079

	$5,005	$127	$4	$5,128

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the three and nine months ended September 30, 2010 and 2009

6.       Investment and Mortgage-backed Securities (continued)

	December 31, 2009
	Amortized cost	Gross unrealized holding gains	Gross unrealized holding losses	Estimated fair value
	(In thousands)
Available for sale:
Federal Home Loan Mortgage
Corporation adjustable-rate participation certificates	$829	$1	$-	$830
Federal National Mortgage
Association adjustable-rate participation certificates	700	9	-	709
Government National Mortgage
Association adjustable-rate participation certificates	3,358	24	1	3,381

	$4,887	$34	$1	$4,920

Held to maturity:
Federal Home Loan Mortgage
Corporation adjustable-rate participation certificates	$603	$1	$7	$597
Federal National Mortgage
Association adjustable-rate participation certificates	640	3	1	642
Government National Mortgage
Association adjustable-rate participation certificates	4,501	76	-	4,577

	$5,744	$80	$8	$5,816

The amortized cost of mortgage-backed securities, including those designated as available for sale, at September 30, 2010, by contractual terms to maturity, are shown below.  Expected maturities will differ from contractual maturities because borrowers may generally prepay obligations without prepayment penalties.

September 30, 2010
(In thousands)

Due in one year or less	$363
Due in one year through five years	1,566
Due in over five years through ten years	2,244
Due in more than ten years	5,163

$9,336

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the three and nine months ended September 30, 2010 and 2009

6.       Investment and Mortgage-backed Securities (continued)

The table below indicates the length of time individual securities have been in a continuous unrealized loss position at September 30, 2010:

	Less than 12 months			12 months or longer				Total
Description of securities	Number of investments	Fair value	Unrealized holding losses	Number of investments	Fair value	Unrealized holding losses	Number of investments	Fair value	Unrealized holding losses
	(Dollars in thousands)

U.S. Government agency securities	-	$-	$-	-	$-	$-	-	$-	$-
Municipal obligations	-	-	-	2	1,165	70	2	1,165	70
Mortgage-backed securities	1	9	1	4	61	3	5	70	4

Total temporarily impaired securities	1	$9	$1	6	$1,226	$73	7	$1,235	$74

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

7.       Income Taxes

The Corporation uses an asset and liability approach to accounting for income taxes. The asset and liability approach requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the carrying amounts and the tax bases of assets and liabilities. Deferred tax assets are recognized if it is more likely than not that a future benefit will be realized. The Corporation accounts for income taxes in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740, Income Taxes, which prescribes the recognition and measurement criteria related to tax positions taken or expected to be taken in a tax return.

The Corporation recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more-likely-than-not sustain the position following an audit.  For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority.  At adoption date, the Corporation applied the standard to all tax positions for which the statute of limitations remained open. The Corporation was not required to record any liability for unrecognized tax benefits as of January 1, 2007.  There have been no material changes in unrecognized tax benefits since January 1, 2007.

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the three and nine months ended September 30, 2010 and 2009

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

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the three and nine months ended September 30, 2010 and 2009

8.       Disclosures About Fair Value of Assets and Liabilities (continued)

	Fair Value Measurements at September 30, 2010
	Quoted prices
	in active	Significant	Significant
	markets for	other	other
	identical	observable	unobservable
	assets	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)

Securities available for sale at September 30, 2010

U.S. Government agency securities		$59,938
Municipal obligations		1,493
Mortgage-backed securities		9,559

The Corporation is predominately an asset-based lender with real estate serving as collateral on a substantial majority of loans.  Loans which are deemed to be impaired are primarily valued on a nonrecurring basis at the fair values of the underlying real estate collateral.  Such fair values are obtained using independent appraisals, which the Corporation considers to be Level 2 inputs.  The aggregate carrying amount of impaired loans at September 30, 2010 was approximately $3.5 million.

The Corporation has real estate acquired through foreclosure totaling $1.7 million at September 30, 2010, compared to $2.0 million at December 31, 2009.  Real estate acquired through foreclosure is carried at the lower of the cost or fair value less estimated selling expenses at the date of acquisition. Fair values are obtained using independent appraisals, based on comparable sales which the Corporation considers to be Level 2 inputs.  The aggregate amount of real estate acquired through foreclosure that is carried at fair value was approximately $1.7 million at September 30, 2010 and $732,000 at December 31, 2009.  The aggregate amount of real estate acquired through foreclosure that is carried at cost was approximately $1.3 million at December 31, 2009.

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

For the three and nine months ended September 30, 2010 and 2009

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

For the three and nine months ended September 30, 2010 and 2009

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

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the three and nine months ended September 30, 2010 and 2009

9.       Effects of Recent Accounting Pronouncements (continued)

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

In October 2010, the FASB issued a proposed Accounting Standards Update (ASU), “Receivables (Topic 310):    Clarifications to Accounting for Troubled Debt Restructurings (“TDR”) by Creditors” to assist creditors in determining whether a modification is a TDR. Currently, there is diversity in practice in identifying loan modifications that constitute TDRs, particularly when determining whether a concession has been granted. The clarifications are proposed to be effective for interim and annual periods ending after June 15, 2011, and would be applied retrospectively to restructurings occurring on or after the beginning of the earliest period presented.

10.       Fair Value of Financial Instruments

Fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practical to estimate the value, is based upon the characteristics of the instruments and relevant market information. Financial instruments include cash, evidence of ownership in an entity or contracts that convey or impose on an entity the contractual right or obligation to either receive or deliver cash for another financial instrument. These fair value estimates are based on relevant market information and information about the financial instruments. Fair value estimates are intended to represent the price for which an asset could be sold or liability could be settled. However, given there is no active market or observable market transactions for many of the Corporation’s financial instruments, it has made estimates of many of these fair values which are subjective in nature, involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimated values. The fair value estimates are determined in accordance with ASC 820.

The following methods and assumptions were used by the Corporation in estimating its fair value disclosures for financial instruments at September 30, 2010:

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

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the three and nine months ended September 30, 2010 and 2009

10.       Fair Value of Financial Instruments (continued)

Federal Home Loan Bank stock: The carrying amount presented in the consolidated statements of financial condition is deemed to approximate fair value.

Deposits:  The fair value of NOW accounts, passbook accounts, and money market demand deposits is deemed to approximate the amount payable on demand at September 30, 2010.  Fair values for fixed-rate certificates of deposit have been estimated using a discounted cash flow calculation using the interest rates currently offered for deposits of similar remaining maturities.

Advances from the Federal Home Loan Bank:  The fair value of these advances is estimated using the rates currently offered for similar advances of similar remaining maturities or, when available, quoted market prices.

Advances by Borrowers for Taxes and Insurance: The carrying amount of advances by borrowers for taxes and insurance is deemed to approximate fair value.

Commitments to extend credit:  For fixed-rate loan commitments, the fair value estimate considers the difference between current levels of interest rates and committed rates.  At September 30, 2010, the fair value of the derivative loan commitments was not material.

The estimated fair values of the Company’s financial instruments at September 30, 2010 and December 31, 2009 are as follows:

	September 30, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
	(In thousands)		(In thousands)
Financial assets
Cash and cash equivalents	$27,396	$27,396	$11,283	$11,283
Investment securities	61,431	61,431	55,851	55,851
Mortgage-backed securities	9,436	9,559	10,664	10,736
Loans receivable - net	235,642	252,641	247,002	258,986
Federal Home Loan Bank stock	3,375	3,375	3,369	3,369

	$337,280	$354,402	$328,169	$340,225

Financial liabilities
Deposits	$247,781	$247,600	$235,904	$235,771
Advances from the Federal Home Loan Bank	28,703	31,696	33,672	37,807
Advances by borrowers for taxes and insurance	1,020	1,020	1,501	1,501

	$277,504	$280,316	$271,077	$275,079

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the three and nine months ended September 30, 2010 and 2009

11.       Subsequent Events

The Company evaluates events and transactions occurring subsequent to the date of the financial statements for matters requiring recognition or disclosure in the financial statements.

On October 12, 2010, the Corporation, its wholly owned subsidiary, the Savings Bank, and Cheviot Merger Subsidiary, Inc. (“Merger Subsidiary”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) with First Franklin Corporation (“First Franklin”) and its wholly-owned subsidiary, The Franklin Savings and Loan Company (“Franklin Savings”).

The Merger Agreement provides for a business combination whereby Merger Subsidiary will merge with and into First Franklin (the “Merger”).  As a result of the Merger, the separate corporate existence of Merger Subsidiary will cease and First Franklin will continue as the surviving corporation in the Merger.  At the effective time of the Merger, each share of common stock, par value $0.01 per share, of First Franklin (other than shares owned by First Franklin, the Corporation, Savings Bank and Merger Subsidiary) will be converted into the right to receive $14.50 in cash.  Each First Franklin stock option outstanding at the time of the closing will be converted into an amount of cash equal to the positive difference, if any, between $14.50 and the exercise price of such stock option.

The Merger is subject to the approval of a majority of First Franklin’s stock outstanding and entitled to vote at a meeting of stockholders, the attainment of regulatory approvals and other customary closing conditions.  The Merger Agreement contains customary representations, warranties and covenants of the Corporation, Savings Bank, Merger Subsidiary, First Franklin and Franklin Savings.

First Franklin and Franklin Savings have generally agreed not to solicit proposals relating to, or enter into  discussions concerning, alternative mergers, consolidations, acquisitions or other business combination transactions.

The Merger Agreement contains certain termination rights for both the Corporation and First Franklin, including allowing First Franklin to terminate the Merger Agreement if First Franklin has received an acquisition proposal that First Franklin’s board of directors reasonably determines to be superior to the Merger from a financial point-of-view to First Franklin’s stockholders.  Further, upon termination of the Merger Agreement under certain circumstances, First Franklin may be required to pay the Corporation a termination fee of $980,000.

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

☐	Change the assessment base for federal deposit insurance from the amount of insured deposits to consolidated assets less tangible capital.
☐	Implement corporate governance revisions, including with regard to executive compensation and proxy access by shareholders that apply to all public companies, not just financial institutions.
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

Cheviot Financial Corp. would become a bank holding company subject to regulation and supervision by the Board of Governors of the Federal Reserve System and the Savings Bank will be regulated by the FDIC, in each case, instead of the Office of Thrift Supervision.  As a bank holding company, Cheviot Financial Corp. may become subject to regulatory capital requirements it is not currently subject to as a savings and loan holding company and certain additional restrictions on its activities. In addition, compliance with new regulations and being supervised by one or more new regulatory agencies could increase our expenses.

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

Cheviot Financial Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)

Recent Developments (continued)

On October 12, 2010, the Corporation, its wholly owned subsidiary, the Savings Bank, and Cheviot Merger Subsidiary, Inc. (“Merger Subsidiary”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) with First Franklin Corporation (“First Franklin”) and its wholly-owned subsidiary, The Franklin Savings and Loan Company (“Franklin Savings”).

The Merger Agreement provides for a business combination whereby Merger Subsidiary will merge with and   into First Franklin (the “Merger”).  As a result of the Merger, the separate corporate existence of Merger Subsidiary will cease and First Franklin will continue as the surviving corporation in the Merger.  At the effective time of the Merger, each share of common stock, par value $0.01 per share, of First Franklin (other than shares owned by First Franklin, the Corporation, Savings Bank and Merger Subsidiary) will be converted into the right to receive $14.50 in cash.  Each First Franklin stock option outstanding at the time of the closing will be converted into an amount of cash equal to the positive difference, if any, between $14.50 and the exercise price of such stock option.

The Merger is subject to the approval of a majority of First Franklin’s stock outstanding and entitled to vote at a meeting of stockholders, the attainment of regulatory approvals and other customary closing conditions.  The Merger Agreement contains customary representations, warranties and covenants of the Corporation, Savings Bank, Merger Subsidiary, First Franklin and Franklin Savings.

First Franklin and Franklin Savings have generally agreed not to solicit proposals relating to, or enter into  discussions concerning, alternative mergers, consolidations, acquisitions or other business combination transactions.

The Merger Agreement contains certain termination rights for both the Corporation and First Franklin, including allowing First Franklin to terminate the Merger Agreement if First Franklin has received an acquisition proposal that First Franklin’s board of directors reasonably determines to be superior to the Merger from a financial point-of-view to First Franklin’s stockholders.  Further, upon termination of the Merger Agreement under certain circumstances, First Franklin may be required to pay the Corporation a termination fee of $980,000.

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

Discussion of Financial Condition Changes at December 31, 2009 and at September 30, 2010

Total assets increased $8.7 million, or 2.6%, to $350.6 million at September 30, 2010, from $341.9 million at December 31, 2009.  The increase in total assets reflects an increase in cash and cash equivalents and investment securities, which were partially offset by a decrease in loans receivable and mortgage-backed securities.

Cash, federal funds sold and interest-earning deposits increased $16.1 million, or 142.8%, to $27.4 million at September 30, 2010, from $11.3 million at December 31, 2009.  The increase in cash and cash equivalents at September 30, 2010, was due to a $12.9 million increase in federal funds sold, a $2.3 million increase in interest-earning deposits and a $841,000 increase in cash and due from banks.  Investment securities increased $5.6 million to $61.4 million at September 30, 2010. At September 30, 2010, all investment securities were classified as available for sale.

Mortgage-backed securities decreased $1.2 million, or 11.5%, to $9.4 million at September 30, 2010, from $10.7 million at December 31, 2009.  The decrease in mortgage-backed securities was due primarily to principal prepayments and repayments totaling $1.3 million.  At September 30, 2010, $5.0 million of mortgage-backed securities were classified as held to maturity, while $4.4 million were classified as available for sale.  As of September 30, 2010, none of the mortgage-backed securities are considered impaired.

Loans receivable, including loans held for sale, decreased $11.4 million, or 4.6%, to $235.6 million at September 30, 2010, from $247.0 million at December 31, 2009.  The decrease reflects loan originations totaling $41.9 million, partially offset by loan principal repayments of $37.8 million and sales to the Federal Home Loan Bank of $15.4 million.  Mortgage originations were lower during the nine months ended September 30, 2010 compared with the nine months ended September 30, 2009.  The change in the composition of the Corporation’s assets reflects management’s decision to take advantage of opportunities to obtain a higher rate of return by selling certain mortgage loans and recording gains.

The allowance for loan losses totaled $1.2 million and $1.0 million at September 30, 2010 and December 31, 2009, respectively.  In determining the adequacy of the allowance for loan losses at any point in time, management and the board of directors apply a systematic process focusing on the risk of loss in the portfolio.  First, the loan portfolio is segregated by loan types to be evaluated collectively and individually.  Delinquent multi-family and commercial loans are evaluated individually for potential impairments in their carrying value.  Second, the allowance for loan losses entails utilizing our historic loss experience by applying such loss percentage to the loan types to be collectively evaluated in the portfolio.  The $250,000 provision for losses on loans during the nine months ended September 30, 2010 is a reflection of the following factors, weaker economic conditions in the greater Cincinnati area, loan charge-offs of $48,000 and the need to allocate approximately $42,000 in specific reserves for three residential properties with principal balances totaling $197,000 which were acquired through foreclosure. The analysis of the allowance for loan losses requires an element of judgment and is subject to the possibility that the allowance may need to be increased, with a corresponding reduction in earning.  To the best of management’s knowledge, all known and inherent losses that are probable and that can be reasonably estimated have been recorded at September 30, 2010.

Cheviot Financial Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)

Discussion of Financial Condition Changes at December 31, 2009 and at September 30, 2010 (continued)

Non-performing and impaired loans totaled $3.5 million and $2.4 million at September 30, 2010 and December 31, 2009, respectively.  At September 30, 2010, non-performing and impaired loans were comprised of forty-six loans secured by one-to-four family residential real estate and one loan secured by commercial real estate. At September 30, 2010 and December 31, 2009, real estate acquired through foreclosure totaled $1.7 million and $2.0 million, respectively. The Corporation maintains an allowance for loan losses intended to absorb losses inherent in our loan portfolio. The allowance for loan losses represented 33.4% and 41.9% of non-performing and impaired loans at September 30, 2010 and December 31, 2009, respectively.  Although management believes that the Corporation’s allowance for loan losses is adequate to absorb known and inherent losses in our portfolio, based upon the available facts and circumstances, there can be no assurance that additions to the allowance will not be necessary in future periods, which would adversely affect our results of operations.

Deposits increased $11.9 million, or 5.0%, to $247.8 million at September 30, 2010, from $235.9 million at December 31, 2009.  Advances from the Federal Home Loan Bank of Cincinnati decreased by $5.0 million, or 14.8%, to $28.7 million at September 30, 2010, from $33.7 million at December 31, 2009.

Shareholders’ equity increased $1.8 million, or 2.6%, to $70.5 million at September 30, 2010, from $68.8 million at December 31, 2009.  The increase primarily resulted from net earnings of $1.8 million, an increase of $717,000 in unrealized gains on securities available for sale and an increase in shares acquired by stock benefit plans of $410,000 which were partially offset by dividends paid of $1.1 million.  At September 30, 2010, Cheviot Financial had the ability to purchase 360,818 shares under its previously announced stock repurchase plan.

Liquidity and Capital Resources

We monitor our liquidity position on a daily basis using reports that recap all deposit activity and loan commitments.  A significant portion of our deposit base is made up of time deposits.  At September 30, 2010, $96.8 million of time deposits are due to mature within twelve months.  The daily deposit activity report allows us to price our time deposits competitively.  Because of this and our deposit retention experience, we anticipate that a significant portion of maturing time deposits will be retained.

Borrowings from the Federal Home Loan Bank of Cincinnati decreased $5.0 million during the nine months ended September 30, 2010.  We have the ability to increase such borrowings by approximately $114.4 million.  At September 30, 2010, we had no borrowings other than Federal Home Loan Bank of Cincinnati borrowings. Our borrowings can be used to offset any decrease in customer deposits or to fund loan commitments.

Cheviot Financial Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Nine-Month Periods Ended September 30, 2010 and 2009

General

Net earnings for the nine months ended September 30, 2010 totaled $1.8 million, a $1.0 million increase from the $758,000 in net earnings reported for the same period in 2009.  The increase in net earnings reflects an increase in net interest income of $846,000, a decrease of $553,000 in the provision for losses on loans, an increase of $189,000 in other income, which was partially offset by an $80,000 increase in general, administrative and other expenses and a $502,000 increase in federal income taxes for the 2010 period.

Net Interest Income

Total interest income decreased $676,000, or 5.4%, to $11.8 million for the nine-months ended September 30, 2010, from $12.5 million for the comparable period in 2009.   Interest income on loans decreased $889,000, or 8.0%, to $10.2 million during the 2010 period, from $11.1 million for the 2009 period.  This decrease was due primarily to a $12.3 million, or 4.8%, decrease in the average balance of loans outstanding and a 19 basis point decrease in the average yield on loans to 5.62 % for the 2010 period from 5.81% for the nine months ended September 30, 2009.

Interest income on mortgage-backed securities decreased $114,000, or 33.3%, to $228,000 for the nine months ended September 30, 2010, from $342,000 for the same period in 2009, due primarily to a 104 basis point decrease in the average yield and a decrease in the average balance of securities outstanding of $1.2 million for the nine months ended September 30, 2010 from the comparable period in 2009.  Interest income on investment securities increased $247,000, or 23.8%, to $1.3 million for the nine months ended September 30, 2010, compared to $1.0 million for the same period in 2009, due primarily to a $26.3 million, or 67.4% in the average balance of investment securities outstanding, which was partially offset by a 52 basis point decrease in the average yield to 2.63% in the 2010 period. Interest income on other interest-earning deposits increased $80,000, or 228.6% to $115,000 for the nine months ended September 30, 2010, as compared to the same period in 2009.

Interest expense decreased $1.5 million, or 29.5% to $3.6 million for the nine months ended September 30, 2010, from $5.2 million for the same period in 2009.  Interest expense on deposits decreased by $1.2 million, or 30.9%, to $2.6 million for the nine months ended September 30, 2010, from $3.8 million for the same period in 2009, due primarily to a 78 basis point decrease in the average costs of deposits to 1.50% during the 2010 period, which was partially offset by a $11.1 million, or 5.0%, increase in the average balance outstanding.  Interest expense on borrowings decreased by $346,000, or 25.6%, due primarily to a $6.9 million, or 16.8%, decrease in the average balance outstanding and a 47 basis point decrease in the average cost of borrowings.  The decrease in the average cost of deposits and borrowings reflects continuing lower short term interest rates in 2010.

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $846,000, or 11.5%, to $8.2 million for the nine months ended September 30, 2010.  The average interest rate spread increased to 3.05% for the nine months ended September 30, 2010 from 2.63% for the nine months ended September 30, 2009.  The net interest margin increased to 3.37% for the nine months ended September 30, 2010 from 3.08% for the nine months ended September 30, 2009.

Cheviot Financial Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Nine-Month Periods Ended September 30, 2010 and 2009 (continued)

Provision for Losses on Loans

As a result of an analysis of historical experience, the volume and type of lending conducted by the Savings Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Savings Bank’s market area, and other factors related to the collectability of the Savings Bank’s loan portfolio, management recorded a $250,000 provision for losses on loans for the nine months ended September 30, 2010, compared to a $803,000 provision for losses on loans for the nine months ended September 30, 2009.  The decision to record a provision for loan losses during the nine months ended September 30, 2010 reflects management’s assessment of the amount necessary to maintain an adequate allowance based on our historical loss experience, changes in the local economy, and other external factors.  These other external factors, economic conditions and collateral value changes, have had a negative impact on all types of loans in the portfolio.  There can be no assurance that the loan loss allowance will be sufficient to cover losses on non-performing loans in the future, however management believes they have identified all known and inherent losses that are probable and that can be reasonably estimated within the loan portfolio, and that the allowance for loan losses is adequate to absorb such losses.

Other Income

Other income increased $189,000, or 28.9%, to $842,000 for the nine months ended September 30, 2010, compared to the same period in 2009, due primarily to an increase in the gain on sale of loans of $70,000, an increase of $77,000 in other operating income and a decrease of $31,000 in loss on sale of real estate acquired through foreclosure.

General, Administrative and Other Expense

General, administrative and other expense increased $80,000, or 1.3%, to $6.1 million for the nine months ended September 30, 2010, from $6.0 million for the comparable period in 2009.  This increase is a result of an increase of $74,000 in occupancy and equipment and an increase of $153,000 in legal and professional expenses, which was partially offset by a decrease of $98,000 in employee compensation and other benefits.  The increase in occupancy and equipment is the result of annual maintenance contracts for the new equipment instituted for the new core computer operating system.  The increase in legal and professional expenses is the result of the merger agreement entered into on October 12, 2010 with First Franklin Corporation.  The decrease in employee compensation and benefits is a result of the expense vesting period expiring on prior stock-based compensation grants.

FDIC Premiums

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

These actions increased our FDIC insurance premiums in the third quarter of 2010 to $65,000 from $55,000 for the same period in 2009.

Cheviot Financial Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Nine-Month Periods Ended September 30, 2010 and 2009 (continued)

Federal Income Taxes

The provision for federal income taxes increased $502,000, or 122.4%, to $912,000 for the nine months ended September 30, 2010, from $410,000 for the same period in 2009, due primarily to a $1.5 million, or 129.1%, increase in pre-tax earnings.  The effective tax rate was 34.1% and 35.1% for the nine month periods ended September 30, 2010 and 2009.  The difference between the Corporation’s effective tax rate in the 2010 and 2009 periods and the 34% statutory corporate rate is due primarily to the tax-exempt earnings on bank-owned life insurance, tax-exempt interest on municipal obligations and tax benefits for the contribution to the Cheviot Savings Bank Foundation offset by the difference in the stock compensation deduction for tax purposes.

Comparison of Operating Results for the Three-Month Periods Ended September 30, 2010 and 2009

General

Net earnings for the three months ended September 30, 2010 totaled $683,000, a $442,000 increase from the $241,000 net earnings reported in the September 2009 period.  The increase in net earnings reflects an increase in net interest income after the provision for losses on loans of $422,000 and an increase of $294,000 in other income, which was partially offset by an increase of $178,000, in general, administrative and other expenses and an increase of $96,000 in federal income taxes for the 2010 quarter.

Net Interest Income

Total interest income decreased $240,000, or 5.9%, to $3.8 million for the three-months ended September 30, 2010, from the comparable quarter in 2009.   Interest income on loans decreased $276,000, or 7.7%, to $3.3 million during the 2010 quarter from $3.6 million for the 2009 quarter.  This decrease was due primarily to a $13.3 million, or 5.3%, decrease in the average balance of loans outstanding and by a 14 basis point decrease in the average yield on loans to 5.53% for the 2010 quarter from 5.67% for the three months ended September 30, 2009.

Interest income on mortgage-backed securities decreased $44,000, or 40.0%, to $66,000 for the three months ended September 30, 2010, from $110,000 for the comparable 2009 quarter, due primarily to a $1.9 million decrease in the average balance of securities outstanding and a 108 basis point decrease in the average yield period to period.  Interest income on investment securities increased $52,000, or 13.5%, to $436,000 for the three months ended September 30, 2010, compared to $384,000 for the same quarter in 2009, due primarily to an increase of $18.7 million, or 38.9% in the average balance of investment securities outstanding and a 24 basis point decrease in the average yield to 2.61% in the 2010 quarter.  Interest income on other interest-earning deposits increased $28,000, or 280.0% to $38,000 as compared to the same period in 2009.

Interest expense decreased $461,000, or 29.0%, to $1.1 million for the three months ended September 30, 2010, from $1.6 million for the same quarter in 2009.  Interest expense on deposits decreased by $325,000, or 27.8%, to $844,000, from $1.2 million, due primarily to a 64 basis point decrease in the average cost of deposits to 1.42% during the 2010 quarter, which was partially offset by a $11.0 million, or 4.9%, increase in the average balance outstanding.  Interest expense on borrowings decreased by $136,000, or 32.2%, due primarily to a $9.3 million, or 24.1%, decrease in the average balance outstanding and a 47 basis point decrease in the average cost of borrowings.

Cheviot Financial Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Three-Month Periods Ended September 30, 2010 and 2009 (continued)

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $221,000, or 8.9%, to $2.7 million for the three months ended September 30, 2010, as compared to the same quarter in 2009.  The average interest rate spread increased to 3.02% for the three months ended September 30, 2010 from 2.72% for the three months ended September 30, 2009.  The net interest margin increased to 3.33% for the three months ended September 30, 2010 from 3.12% for the three months ended September 30, 2009.

Provision for Losses on Loans

Management recorded a $150,000 provision for losses on loans for the three months ended September 30, 2010, compared to a $351,000 provision for losses on loans for the three months ended September 30, 2009.  The decision to make a provision for loan losses during the three months ended September 30, 2010 reflects the amount necessary to maintain an adequate allowance based on our historical loss experience and other external factors.  These external factors, economic conditions and collateral value changes, have had a negative impact on non-owner occupied loans in the portfolio. There can be no assurance that the loan loss allowance will be sufficient to cover losses on non-performing loans in the future; however, management believes they have identified all known and inherent losses that are probable and that can be reasonably estimated within the loan portfolio, and that the allowance for loan losses is adequate to absorb such losses.

Other Income

Other income increased $294,000, or 164.2%, to $473,000 for the three months ended September 30, 2010, compared to the same quarter in 2009, due primarily to an increase in the gain on sale of loans of $259,000 and an increase of $26,000 in other operating income.

General, Administrative and Other Expense

General, administrative and other expense increased $178,000, or 9.5% to $2.1 million, for the three months ended September 30, 2010, from $1.9 million for the comparable quarter in 2009. The increase is a result of an increase of $33,000 in occupancy and equipment expense and an increase of $136,000 in legal and professional expenses, which was partially offset by a decrease of $66,000 in employee compensation and benefits.  The increase in occupancy and equipment is the result of annual maintenance contracts for the new equipment instituted for the new core computer operating system.  The increase in legal and professional expenses is the result of the merger agreement entered into on October 12, 2010 with First Franklin Corporation.  The decrease in employee compensation and benefits is a result of the expense vesting period expiring on prior stock-based compensation grants.

Federal Income Taxes

The provision for federal income taxes increased $96,000, or 49.5%, to $290,000 for the three months ended September 30, 2010, from $194,000 for the same quarter in 2009, due primarily to a $538,000, or 123.7%, increase in pre-tax earnings.  The effective tax rate was 29.8% and 44.6% for the three month periods ended September 30, 2010 and 2009, respectively.  The difference between the Corporation’s effective tax rate in the 2010 and 2009 periods and the 34% statutory corporate rate is due primarily to the tax-exempt earnings on bank-owned life insurance, tax-exempt interest on municipal obligations and tax benefits for the contribution to the Cheviot Savings Bank Foundation, offset by the difference in the stock compensation deduction for tax and book purposes.

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

On October 25, 2010, the Corporation was named as a defendant in the case Burroughs v. First Franklin Corporation, et al, which was filed in the Court of Common Pleas, Hamilton County, Ohio.  The complaint alleges that the individual directors of First Franklin Corporation breached their fiduciary duty to First Franklin shareholders by entering into a merger agreement to be acquired by the Corporation.  The complaint also requests class certification.  The complaint alleges that the Corporation and Cheviot Merger Subsidiary, Inc., a wholly owned subsidiary of the Corporation formed to facilitate the acquisition, aided and abetted the individual named defendants in their breaches of fiduciary duty to First Franklin shareholders.  The complaint requests that the court declare the case to be a proper class action, certifying the named plaintiff as the class representative, and enjoin the acquisition.  Management believes the lawsuit is without merit and intends to vigorously defend this lawsuit.

ITEM 1A.	Risk Factors

There have been no changes to the Corporation’s risk factors since the filing of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009.

ITEM 2.	Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The Corporation announced a repurchase plan on January 16, 2008 which provides for the repurchase of 5% or 447,584 shares of our common stock.  As of September 30, 2010, the Corporation had purchased 86,766 shares pursuant to the program. During the past three months, the Corporation did not repurchase any shares of its common stock.

Period	Total # of shares purchased	Average price paid per share	Total # of shares purchased as part of publicly announced plans or programs

July 1-31, 2010	-	$-	86,766
August 1-31, 2010	-	$-	86,766
September 1 – 30, 2010	-	$-	86,766

ITEM 3.	Defaults Upon Senior Securities

Not applicable.

ITEM 4.	Removed and Reserved

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Cheviot Financial Corp.

PART II (CONTINUED)

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Cheviot Financial Corp.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 12, 2010	By:	/s/ Thomas J. Linneman
Thomas J. Linneman
President and Chief Executive Officer

Date: November 12, 2010	By:	/s/ Scott T. Smith
Scott T. Smith
Chief Financial Officer