Form 10-K
period 2010-12-31
CHEVIOT FINANCIAL CORP
filed 2011-03-16
CIK 1248124

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2010
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
(Registrant’s telephone number, including area code)

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐     NO ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price on June 30, 2010, as reported by the Nasdaq Capital Market, was approximately $24.3 million.

As of March 1, 2011, there was issued and outstanding 8,864,908 shares of the Registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE:

          (1) Proxy Statement for the 2011 Annual Meeting of Stockholders of the Registrant (Part III).
          (2) Annual Report to Shareholders (Part II and IV).

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

Recent Developments

On October 12, 2010, the Company entered into an agreement to purchase First Franklin Corporation (Nasdaq: FFHS), the parent company of The Franklin Savings and Loan Company.  Under the terms of the agreement stockholders of First Franklin will be entitled to receive $14.50 in cash for each share they hold.  The acquisition is expected to be completed during the first quarter of 2011 following receipt of regulatory approvals and First Franklin Corporation shareholder approval.

General

Cheviot Financial Corp.

Following completion of our mutual holding company reorganization and stock offering on January 5, 2004, Cheviot Financial Corp. (the “Company”) became the mid-tier stock holding company for Cheviot Savings Bank.  The business of Cheviot Financial Corp. consists of holding all of the outstanding common stock of Cheviot Savings Bank.  Cheviot Financial Corp. is chartered under Federal law.  As part of our reorganization, we issued a total of 9,918,751 shares of common stock.  Our mutual holding company parent, Cheviot Mutual Holding Company, received 5,455,313 of our common shares, and we sold 4,388,438 shares to our depositors and a newly formed Employee Stock Ownership Plan.  In addition, 75,000 shares were issued to a charitable foundation formed by Cheviot Savings Bank.  Under federal regulations, so long as Cheviot Mutual Holding Company exists, it will own at least 50.1% of the voting stock of Cheviot Financial Corp.  At December 31, 2010, Cheviot Financial Corp. had total consolidated assets of $ 358.1 million, total deposits of $ 257.9 million, and stockholders’ equity of $69.4 million.  For the years ended December 31, 2010 and 2009 we had net income of $2.0 million and $1.1 million, respectively.  Our executive offices are located at 3723 Glenmore Avenue, Cheviot, Ohio 45211, and our telephone number is (513) 661-0457.

Cheviot Savings Bank

Cheviot Savings Bank (the “Bank”) was established in 1911 as an Ohio-chartered savings and loan association.  Following our reorganization, we became an Ohio-chartered stock savings and loan.  Our primary business activity is the origination of one- to four-family real estate loans.  To a lesser extent, we originate construction, multi-family, commercial real estate and consumer loans.  We also invest in securities, primarily United States Government Agency securities and mortgage-backed securities.  At December 31, 2010, the Bank’s tangible core and risk-based capital ratios were 16.2%, 16.2% and 34.9%, levels well in excess of regulatory requirements.

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

Competition

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

Lending Activities

General. Historically, our principal lending activity has been the origination, for retention in our portfolio, of fixed-rate and adjustable-rate mortgage loans collateralized by one- to four-family residential real estate located within our primary market area.  We will sell a portion of our fixed-rate loans into the secondary market. We also originate commercial real estate loans, including multi-family residential real estate loans, construction loans, business lines of credit and consumer loans.  During the past year our loan portfolio decreased to $225.4 million at December 31, 2010 from $247.0 million at December 31, 2009.  The decrease in our loan portfolio reflects management’s decision to take advantage of opportunities to obtain a higher rate of return by selling certain mortgage loans to the Federal Home Loan Bank.  In addition, the decrease in our loan portfolio reflects lower levels of originations of one-to four-family loans and multi-family loans.

Loan Portfolio Composition. Set forth below is selected information concerning the composition of our loan portfolio in dollar amounts and in percentages as of the dates indicated.

	At December 31,
	2010		2009		2008		2007		2006
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Real estate loans:
One- to four-family residential (1)	$195,801	84.76%	$220,714	88.05%	$234,822	86.38%	$216,958	84.39%	$209,996	84.06%
Multi-family residential	8,594	3.72%	9,114	3.64	9,385	3.45	10,638	4.14	11,250	4.50
Construction	7,081	3.06%	4,868	1.94	11,646	4.28	19,421	7.55	19,022	7.61
Commercial (2)	19,329	8.37%	15,925	6.35	15,942	5.87	10,018	3.90	9,466	3.80
Consumer (3)	207	0.09%	51	0.02	48	0.02	66	0.02	82	0.03

Total loans	231,012	100.00%	250,672	100.00%	271,843	100.00%	257,101	100.00%	249,816	100.00%

Less:
Undisbursed portion of loans in process	4,482		2,696		2,623		6,585		7,646
Deferred loan origination fees	(150)		(51)		28		88		159
Allowance for loan losses	1,242		1,025		709		596		833

Total loans, net	$225,438		$247,002		$268,483		$249,832		$241,178

(1)	Includes home equity lines of credit, loans purchased and loans held for sale.
(2)	Includes land loans.
(3)	Loans secured by deposit accounts for all years and auto loans beginning in 2010.

Loan Maturity Schedule. The following table sets forth certain information as of December 31, 2010, regarding the amount of loans maturing in our portfolio.  Demand loans and loans with no stated maturity are reported as due within one year.

	At December 31, 2010
	Within One Year	One Through Three Years	Over Three Through Five Years	Over Five Through Ten Years	Over Ten Through Twenty Years	Beyond Twenty Years	Total
	(In thousands)
Real estate loans:
One- to four-family residential	$5,164	$11,173	$12,403	$37,308	$111,300	$18,453	$195,801
Multi-family residential	211	469	539	1,728	5,376	271	8,594
Construction	144	321	373	1,207	4,251	785	7,081
Commercial	475	1,055	1,213	3,886	12,391	309	19,329
Consumer	38	83	86	—	—	—	207
Total loans	$6,032	$13,101	$14,614	$44,129	$133,318	$19,818	$231,012

Fixed and Adjustable-Rate Loan Schedule. The following table sets forth at December 31, 2010, the dollar amount of all fixed-rate and adjustable-rate loans and home equity lines of credit due after December 31, 2011.

	Due After December 31, 2011
	Fixed	Floating or Adjustable	Total
	(In thousands)
Real estate loans:
One- to four-family residential	$147,553	$43,084	$190,637
Multi-family residential	6,488	1,895	8,383
Construction	6,937	—	6,937
Commercial	14,593	4,261	18,854
Consumer	169	—	169
Total loans	$175,740	$49,240	$224,980

Residential Mortgage Loans. Cheviot Savings Bank originates mortgage loans secured by one- to four-family properties, most of which serve as the primary residence of the owner. As of December 31, 2010, one- to four-family residential mortgage loans totaled $195.8 million, or 84.8% of our total loan portfolio.  At December 31, 2010, our one- to four-family residential loan portfolio consisted of 22.6% in adjustable-rate loans and 77.4% in fixed-rate loans. Most of our loan originations result from relationships with existing or past customers, members of our local community and referrals from realtors, attorneys and builders.

Our mortgage loans generally have terms from 15 to 30 years and amortize on a monthly basis with principal and interest due each month. As of December 31, 2010, we offered the following residential mortgage loan products:

●	Fixed-rate loans of various terms;

●	Adjustable-rate loans;

●	Home equity lines of credit;

●	Loans tailored for first time home buyers;

●	Construction/permanent loans;

●	Auto loans; and

●	Short-term (bridge) loans.

Residential real estate loans may remain outstanding for significantly shorter periods than their contractual terms as borrowers refinance or prepay loans at their option without penalty. Our residential mortgage loans customarily contain “due on sale” clauses which permit us to accelerate the indebtedness of the loan upon transfer of ownership in the mortgage property.

We currently sell a portion of our conforming fixed-rate loans in the secondary market and hold the remaining fixed-rate loans and adjustable-rate loans in our portfolio. During 2010, we sold $26.8 million in loans on a servicing retained basis.  We lend up to a maximum loan-to-value ratio of 95% on mortgage loans secured by owner-occupied properties, with the condition that private mortgage insurance is required on first mortgage loans with a loan-to-value ratio in excess of 85%. The first time home buyer program allows 100% financing and does not require private mortgage insurance.  During 2010, we originated $3.9 million in loans under this program.  As of December 31, 2010, these loans were performing in accordance with the original terms.  To a lesser extent, we originate non-conforming loans that are tailored to the needs of the local community.

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

During the year ended December 31, 2010, we originated $5.7 million in gross adjustable-rate loans and $60.9 million in gross fixed-rate loans.

Home equity lines of credit are generally made for owner-occupied homes and are secured by first or second mortgages on residential properties. We are attempting to increase our originations of home equity lines of credit. We generally offer home equity lines of credit with a maximum loan to appraised value ratio of 85% including senior liens on the subject property and with a maximum loan to appraised value of ratio 80% when the senior lien is held elsewhere. We currently offer these loans for terms of up to 10 years, and with adjustable rates that are tied to the prime rate. At December 31, 2010, home equity lines of credit represented $8.4 million of our one- to four-family residential loans.

Construction Loans. Cheviot Savings Bank originates construction loans for owner-occupied residential real estate, and, to a lesser extent, for commercial builders of residential real estate, improvement to existing structures, new construction for commercial purposes and residential land development.

At December 31, 2010, construction loans represented $7.1 million, or 3.1%, of Cheviot Savings Bank’s total loans. At December 31, 2010, the unadvanced portion of these construction loans totaled $4.5 million.

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

Multi-Family Loans. At December 31, 2010, $8.6 million, or 3.7%, of our total loan portfolio consisted of loans secured by multi-family real estate. We originate fixed-rate and adjustable rate multi-family real estate loans with amortization schedules of up to 25 years. We generally lend up to 80% of the property’s appraised value. Appraised values are determined by an outside independent appraiser that we designate. In deciding to originate a multi-family loan, we review the creditworthiness of the borrower, the expected cash flows from the property securing the loan, the cash flow requirements of the borrower, the value of the property and the quality of the management involved with the property. We generally obtain the personal guarantee of the principals when originating multi-family real estate loans.

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

Commercial Real Estate Loans. We originate commercial real estate loans to finance the purchase of real property, which generally consists of land and/or developed real estate. In underwriting commercial real estate loans, consideration is given to the property’s historic and projected cash flow, current and projected occupancy, location, physical condition and credit worthiness of the borrower. At December 31, 2010, our commercial real estate portfolio totaled $19.3 million, or 8.4%, of total loans. A majority of our commercial real estate loans are secured by properties in Hamilton County. Our commercial real estate portfolio is diverse as to borrower and property type.

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

Consumer Loans.  During 2010, we began offering auto loans to our customers.  In addition, on a limited basis, we make loans secured by deposit accounts up to 90% of the amount of the depositor’s collected deposit account balance.  At December 31, 2010, consumer loans totaled $207,000, or 0.09%, of total loans. Consumer loans are payable upon demand.

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

The following table sets forth the loan origination, sales and repayment activities of Cheviot Savings Bank for the years indicated.

	For the Year Ended December 31,
	2010	2009	2008	2007	2006
	(In thousands)

Balance outstanding at beginning of year	$247,002	$268,483	$249,832	$241,178	$222,711

Originations, including purchased loans:
Real estate loans:
One- to four-family residential (1)	53,360	59,288	55,126	36,136	46,924
Multi-family residential	—	1,700	1,600	200	2,791
Construction	7,722	5,030	12,154	9,259	8,406
Commercial (2)	2,993	1,373	1,116	2,018	1,472
Consumer (3)	191	71	26	92	448
Total loan originations	64,266	67,462	70,022	47,705	60,041

Less:
Principal repayments	58,585	63,429	45,625	34,565	39,175
Transfers to real estate acquired through foreclosure	513	1,574	1,294	773	—
Loans sold in the secondary market (4)	26,771	23,486	3,836	3,670	2,440
Other (5)	(37)	454	616	43	(41)
Total deductions	85,830	88,943	51,371	39,051	41,574
Balance outstanding at end of year	$225,438	$247,002	$268,483	$249,832	$241,178

(1)	Includes home equity lines of credit, loans purchased and loans held for sale.
(2)	Includes land loans.
(3)	Loans secured by deposit accounts for all years and auto loans beginning in 2010.
(4)	Loans sold to the Federal Home Loan Bank of Cincinnati.
(5)	Other items consist of loans in process, deferred loan origination fees, unearned interest and the allowance for loan losses.

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

Loans to One Borrower. State savings and loan institutions are subject to the same loans to one borrower limits as those applicable to national banks, which under current regulations restrict loans to one borrower to an amount equal to 15% of unimpaired equity on an unsecured basis, and an additional amount equal to 10% of unimpaired equity if the loan is secured by readily marketable collateral (generally, financial instruments and bullion, but not real estate).  Our loans to one borrower limit under this regulation at December 31, 2010 was $8.7 million.  Our policy generally provides that loans to one borrower (or related borrowers) should not exceed $4.0 million (excluding the borrower’s principal residence). However, the board of directors may approve loans in greater amounts and may amend this limitation annually based on the asset growth and capital position of Cheviot Savings Bank.

At December 31, 2010, the largest aggregate credit exposure to one borrower consisted of one loan totaling $5.2 million.  This loan is secured by commercial real estate and was performing in accordance with contractual terms. There were twelve additional credit relationships, including committed amounts, in excess of $1.0 million at December 31, 2010.  All of the loans, except for one  loan totaling $1.0 million, extended under these credit relationships were performing as of December 31, 2010.

Asset Quality.

General. One of our key operating objectives has been, and continues to be, to maintain a high asset quality. Our high proportion of one- to four-family mortgage loans, our maintenance of sound credit standards for new loan originations and our loan administration procedures have resulted in our impaired and non-performing loans totaling to $4.9 million, or 2.2% of net loans at December 31, 2010.  During 2010, we addressed the consequences of a weakening national and local economy by adhering to our conservative underwriting standards and limiting our exposure on one-to four-family residential investment properties.

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

Marketing real estate owned generally involves listing the property for sale. Cheviot Savings Bank maintains the real estate acquired through foreclosure in good condition to enhance its marketability. As of December 31, 2010, we held eight properties classified as real estate owned totaling $2.0 million.  These properties are insured by the Bank.  The Bank takes actions to ensure that the property does not deteriorate due to neglect while held as real estate owned.  New appraisals are ordered at the time the Bank takes ownership of the property. We then work with preapproved real estate agents to sell the property.

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

We designate loans on which we stop accruing interest as non-accrual loans and we reverse outstanding interest that we previously credited. We may recognize income in the period that we collect it, when the ultimate collectability of principal is no longer in doubt. We return a non-accrual loan to accrual status when factors indicating doubtful collection no longer exist and the loan has been brought current. In accordance with industry standards and regulatory requirements, it is Cheviot Savings Bank’s policy to charge-off a loan when it becomes apparent that recovery of amounts due is not probable, either from expected payments from the borrower or from settlement of the collateral.

The following table sets forth certain information regarding delinquencies in our loan portfolio.

	At December 31, 2010
	30-59 Days Delinquent		60-89 Days Delinquent		90 or More Days Delinquent
	Amount	Percent of Net Loans	Amount	Percent of Net Loans	Amount	Percent of Net Loans
	(Dollars in thousands)
Real Estate Loans:
One- to four-family residential (1)	$588	0.26%	$429	0.19%	$4,695	2.08%
Multi-family residential	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Commercial (2)	—	—	46	0.02%	160	0.07%
Consumer (3)	—	—	—	—	—	—
Total delinquent loans	$588	0.26%	$475	0.21%	$4,855	2.15%

(footnotes on following page)

	At December 31, 2009
	30-59 Days Delinquent		60-89 Days Delinquent		90 or More Days Delinquent
	Amount	Percent of Net Loans	Amount	Percent of Net Loans	Amount	Percent of Net Loans
	(Dollars in thousands)
Real Estate Loans:
One- to four-family residential (1)	$995	0.40%	$879	0.36%	$2,229	0.90%
Multi-family residential	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Commercial (2)	47	0.02	—	—	217	0.09
Consumer (3)	—	—	—	—	—	—
Total delinquent loans	$1,042	0.42%	$879	0.36%	$2,446	0.99%

	At December 31, 2008
	30-59 Days Delinquent		60-89 Days Delinquent		90 or More Days Delinquent
	Amount	Percent of Net Loans	Amount	Percent of Net Loans	Amount	Percent of Net Loans
	(Dollars in thousands)
Real Estate Loans:
One- to four-family residential (1)	$388	0.14%	$488	0.18%	$856	0.32%
Multi-family residential	—	—	—	—	1,194	0.44
Construction	—	—	—	—	—	—
Commercial (2)	—	—	436	0.15	—	—
Consumer (3)	—	—	—	—	—	—
Total delinquent loans	$388	0.14%	$924	0.33%	$2,050	0.76%

At December 31, 2007
	30-59 Days Delinquent		60-89 Days Delinquent		90 or More Days Delinquent
	Amount	Percent of Net Loans	Amount	Percent of Net Loans	Amount	Percent of Net Loans
(Dollars in thousands)
Real Estate Loans:
One- to four-family residential (1)	$171	0.07%	$130	0.05%	$1,601	0.64%
Multi-family residential	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Commercial (2)	—	—	—	—	—	—
Consumer (3)	—	—	—	—	—	—
Total delinquent loans	$171	0.07%	$130	0.05%	$1,601	0.64%

At December 31, 2006
	30-59 Days Delinquent		60-89 Days Delinquent		90 or More Days Delinquent
	Amount	Percent of Net Loans	Amount	Percent of Net Loans	Amount	Percent of Net Loans
(Dollars in thousands)
Real Estate Loans:
One- to four-family residential (1)	$506	0.21%	$265	0.11%	$468	0.19%
Multi-family residential	—	—	—	—	—	—
Construction	—	—	—	—	—	—
Commercial (2)	—	—	—	—	—	—
Consumer (3)	—	—	—	—	—	—
Total delinquent loans	$506	0.21%	$265	0.11%	$468	0.19%

(1)	Includes home equity lines of credit, loans purchased and loans held for sale.
(2)	Includes loans secured by land.
(3)	Loans secured by deposit accounts for all years and auto loans beginning in 2010.

The following table sets forth information regarding impaired and non-performing loans and assets.

	At December 31,
	2010	2009	2008	2007	2006
	(Dollars in thousands)
Non-accrual real estate loans:
One- to four-family residential (1)	$4,695	$2,229	$652	$660	$269
Multi-family residential	—	—	1,194	—	—
Construction	—	—	—	—	—
Commercial (2)	160	217	—	—	—
Consumer (3)	—	—	—	—	—
Total non-accruing loans (4)	4,855	2,446	1,846	660	269
Impaired loans	—	—	—	—	12
Accruing loans delinquent 90 days or more	—	—	204	—	—
Total non-performing loans	4,855	2,446	2,050	660	281
Real estate acquired through foreclosure	2,007	2,048	1,064	625	—
Total non-performing assets	$6,862	$4,494	$3,114	$1,285	$281

Non-performing assets to total assets	1.92%	1.31%	0.94%	0.40%	0.09%
Non-performing loans to net loans	2.15%	0.99%	0.76%	0.26%	0.12%

(1)	Includes home equity lines of credit, loans purchased and loans held for sale.
(2)	Includes loans secured by land.
(3)	Loans secured by deposit accounts for all years and auto loans beginning in 2010.
(4)
For the year ended December 31, 2010, gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $199,000.  $137,000 in interest income was recorded on such loans during the year ended December 31, 2010.

Non-performing and impaired loans totaled $4.9 million at December 31, 2010.

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

During the year ended December 31, 2010, Cheviot Savings Bank had total troubled debt restructurings of $2.4 million. There were four single family loans totaling $1.1 million in troubled debt restructurings during the year and the largest one totaling $680,000.  These troubled debt restructurings are included in non-accrual loans.  These loans were modified due to short term concessions with no impairment as Cheviot Savings Bank expects to recognize the full amount of the commitment.  Cheviot Savings Bank has no commitments to lend additional funds to these debtors owing receivables whose terms have been modified in troubled debt restructurings.

Classified Assets. Federal regulations require that each insured savings institution classify its assets on a regular basis. In addition, in connection with examinations of insured institutions, federal examiners have authority to identify problem assets and, if appropriate, classify them. There are three classifications for problem assets: “substandard,” “doubtful” and “loss.” Substandard assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected.  Doubtful assets have the weaknesses of substandard assets with the additional characteristic that the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable, and there is a higher possibility of loss.  An asset classified as a loss is considered uncollectible and of such little value that continuance as an asset of the institution is not warranted. Another category designated “special mention” also may be established and maintained for assets which do not currently expose an insured institution to a sufficient degree of risk to warrant classification as substandard, doubtful or loss. If a classified asset is deemed to be impaired with measurement of loss, Cheviot Savings Bank will establish a charge-off of the loan pursuant to Accounting Standards Codification (“ASC”) Topic 310, “Receivables”. The following table sets forth information regarding classified assets as of December 31, 2010, 2009 and 2008.

	At December 31,
	2010	2009	2008
	(In thousands)
Classification of Assets:
Substandard	$7,001	$4,487	$3,281
Doubtful	—	—	—
Loss	—	—	—
Total Classified Assets	$7,001	$4,487	$3,281
Special Mention	$—	$—	$—

General loss allowances established to cover inherent, but unconfirmed losses in the portfolio may be included in determining an institution’s regulatory capital. Federal examiners may disagree with an insured institution’s classifications and amounts reserved.

Allowance for Loan Losses.  We maintain the allowance through provisions for loan losses that we charge to income. We charge losses on loans against the allowance for loan losses when we believe the collection of loan principal is unlikely. Recoveries on loans charged-off are restored to the allowance for loan losses. The allowance for loan losses is maintained at a level believed, to the best of management’s knowledge, to cover all known and inherent losses in the portfolio both probable and reasonable to estimate at each reporting date. The level of allowance for loan losses is based on management’s periodic review of the collectability of the loans principally in light of our historical experience, augmented by the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral and current and anticipated economic conditions in the primary lending area.  We evaluate our allowance for loan losses quarterly.  We have not made any changes to the external factors in the calculation during the year as we believe the local economy has stabilized.  We will continue to monitor all items involved in the allowance calculation closely.

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

At December 31, 2010 and 2009, our allowance for loan losses was $1.2 million and $1.0 million, respectively.  Our ratio of the allowance for loan losses as a percentage of net loans receivable was 0.55% and 0.41% at December 31, 2010 and 2009, respectively.

The following table sets forth the analysis of the activity in the allowance for loan losses for the years indicated:

	At or For the Year Ended December 31,
	2010	2009	2008	2007	2006
	(Dollars in thousands)

Balance at beginning of year	$1,025	$709	$596	$833	$808

Charge offs:
One- to four-family residential (1)	(277)	(537)	(488)	(353)	—
Multi-family residential	—	—	—	—	—
Construction	—	—	—	—	—
Commercial (2)	(56)	—	(84)	—	—
Consumer (3)	—	—	—	—	—
Total charge-offs	(333)	(537)	(572)	(353)	—

Recoveries:
One- to four-family residential (1)	—	—	17	—	—
Multi-family residential	—	—	—	—	—
Construction	—	—	—	—	—
Commercial (2)	—	—	—	—	—
Consumer (3)	—	—	—	—	—
Total recoveries	—	—	17	—	—

Net charge-offs	(333)	(537)	(555)	(353)	—

Provision for losses on loans	550	853	668	116	25

Balance at end of year	$1,242	$1,025	$709	$596	$833

Total loans receivable, net (1)	$225,438	$247,002	$268,483	$249,832	$241,178

Average loans receivable outstanding (1)	$240,224	$253,302	$260,708	$246,335	$233,331

Allowance for loan losses as a percent of net loans receivable	0.55%	0.41%	0.26%	0.24%	0.35%

Net loans charged off as a percent of average loans outstanding	0.14%	0.21%	0.22%	0.14%	0.00%

(1)	Includes home equity lines of credit, loans purchased and loans held for sale.
(2)	Includes loans secured by land.
(3)	Loans secured by deposit accounts for all years and auto loans beginning in 2010.

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

	At December 31,
	2010			2009
	Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Loan Category
Allocated:
Real estate - mortgage
One- to four-family residential (1)	$979	$195,801	84.76%	$959	$220,714	88.05%
Multi-family residential	49	8,594	3.72%	17	9,114	3.64
Construction	33	7,081	3.06%	21	4,868	1.94
Commercial (2)	180	19,329	8.37%	28	15,925	6.35
Consumer (3)	1	207	.09%	—	51	0.02

Total	$1,242	$231,012	100.00%	$1,025	$250,672	100.00%

	At December 31,
	2008			2007
	Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans	Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Loan Category
Allocated:
Real estate - mortgage
One- to four-family residential (1)	$604	$234,822	86.38%	$320	$216,958	84.39%
Multi-family residential	22	9,385	3.45	20	10,638	4.14
Construction	53	11,646	4.28	7	19,421	7.55
Commercial (2)	30	15,942	5.87	249	10,018	3.90
Consumer (3)	—	48	0.02	—	66	0.02

Total	$709	$271,843	100.00%	$596	$257,101	100.00%

	At December 31, 2006
	Allowance for Loan Losses	Loan Balances by Category	Percent of Loans in Each Category to Total Loans
	(Dollars in thousands)
Loan Category
Allocated:
Real estate - mortgage
One- to four-family residential (1)	$318	$209,996	84.06%
Multi-family residential	236	11,250	4.50
Construction	4	19,022	7.61
Commercial (2)	275	9,466	3.80
Consumer (3)	—	82	0.03

Total	$833	$249,816	100.00%

(1)	Includes home equity lines of credit, loans purchased and loans held for sale.
(2)	Includes loans secured by land.
(3)	Loans secured by deposit accounts for all years and auto loans beginning in 2010.

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

We account for investment and mortgage-backed securities in accordance with ASC Topic 320, “Investments - Debt and Equity Securities.”  ASC 320 requires that investments be categorized as held-to maturity, trading, or available for sale. Securities classified as held to maturity are carried at cost only if we have the positive intent and ability to hold these securities to maturity. Trading securities and securities available for sale are carried at fair value with resulting unrealized gains or losses recorded to operations or shareholders’ equity, respectively. During 2010, we purchased forty investment securities that were designated as available for sale.  During 2009, we purchased fifty-four investment securities that were designated as available for sale. During 2008, we purchased nine investment securities that were designated as available for sale.  All other investment and mortgage-backed securities purchases have been designated as held-to-maturity.  Realized gains or losses on sales of securities are recognized using the specific identification method.

Our current policies generally limit securities investments to U.S. Government, agency and sponsored entity securities and municipal bonds. The policy also permits investments in mortgage-backed securities guaranteed by the Federal National Mortgage Association (FNMA), the Federal Home Loan Mortgage Corporation (FHLMC) and the Government National Mortgage Association (GNMA). Our investments in municipal obligations mature in more than five years. The majority of our investments in U.S. Government and agency obligations are scheduled to mature within fifteen years.

Our current investment strategy uses a risk management approach of diversified investing in fixed-rate securities with short- to intermediate-term maturities, as well as adjustable-rate securities, which may have a longer term to maturity. The emphasis of this approach is to increase overall securities yields while managing interest rate risk. To accomplish these objectives, we focus on investments in mortgage-backed securities with short term maturities, and U.S. government and agency obligations and municipal obligations with maturities in excess of 10 years.  We monitor our investment portfolio for losses that may be considered other than temporary.  At December 31, 2010, all unrealized losses on securities are viewed by management to be temporary.  At December 31, 2010, the amortized cost of our investment and mortgage-backed securities portfolio was $99.0 million, while the estimated fair value was $97.6 million.

Amortized Cost and Estimated Fair Value of Securities. The following table sets forth certain information regarding the amortized cost and estimated fair values of our securities as of the dates indicated.

	At December 31,
	2010		2009		2008
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
	(In thousands)
Investment securities held to maturity:
U.S. Government and agency securities	$—	$—	$—	$—	$7,000	$7,074
Municipal obligations	—	—	—	—	—	—
Total investment securities held to maturity	—	—	—	—	7,000	7,074

Mortgage-backed securities held to maturity:
FHLMC	464	473	603	597	683	683
FNMA	515	522	640	642	757	752
GNMA	3,800	3,921	4,501	4,577	5,475	5,395
Total mortgage-backed securities held to maturity	4,779	4,916	5,744	5,816	6,915	6,830

Total investments and mortgage-backed securities held to maturity	4,779	4,916	5,744	5,816	13,915	13,904

Investment securities available for sale:
U.S. Government and agency securities	88,529	87,009	54,915	54,455	21,995	22,012
Municipal obligations	1,545	1,373	1,545	1,396	2,110	1,897
Total investment securities available for sale	90,074	88,382	56,460	55,851	24,105	23,909

Mortgage-backed securities available for sale:
FHLMC	723	736	829	830	—	—
FNMA	548	565	700	709	—	—
GNMA	2,908	2,978	3,358	3,381	666	648
Total mortgage-backed securities available for sale	4,179	4,279	4,887	4,920	666	648

Total investment and mortgage-backed securities available for sale	94,253	92,661	61,347	60,771	24,771	24,557

Total investment and mortgage-backed securities	$99,032	$97,577	$67,091	$66,587	$38,686	$38,461

The following table sets forth certain information regarding the carrying value, weighted average yields and contractual maturities of our securities portfolio of December 31, 2010. Adjustable-rate mortgage-backed securities are included in the period in which interest rates are next scheduled to adjust.

	At December 31, 2010
	One Year or Less		More Than One Year through Five Years		More Than Five Years through Ten Years		More Than Ten Years		Total Securities
	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Weighted Average Yield	Amortized Cost	Estimated Fair Value	Weighted Average Yield
	(Dollars in thousands)

Investment securities held to maturity:
U.S. Government and agency obligations	$—	—	$—	—	$—	—	$—	—	$—	$—	—
Municipal obligations	—	—	—	—	—	—	—	—	—	—	—
Total investment securities held to maturity	—	—	—-	—	—	—	—	—	—	—	—

Mortgage-backed securities held to maturity:
FHLMC	464	3.23%	—	—	—	—	—	—	464	473	3.23%
FNMA	515	2.72%	—	—	—	—	—	—	515	522	2.72%
GNMA	3,800	2.99%	—	—	—	—	—	—	3,800	3,921	2.99%
Total mortgage backed securities held to maturity	4,779	2.98%	—-	—	—	—	—	—	4,779	4,916	2.98%

Investment securities available for sale:
U.S. Government and agency obligations	20,997	2.13%	53,035	2.0%	4,497	2.36%	10,000	1.50	88,529	87,009	1.99%
Municipal obligations	—	—	310	3.99%	—	—	1,235	4.20	1,545	1,373	4.16%
Total investment securities available for sale	20,997	2.13%	53,345	2.01%	4,497	2.36%	11,235	1.80	90,074	88,382	2.03%
Mortgage-backed securities available for sale:
FHLMC	723	2.63%	—	—	—	—	—	—	723	736	4.92%
FNMA	548	2.50%	—	—	—	—	—	—	548	565	4.66%
GNMA	2,908	2.92%	—	—	—	—	—	—	2,908	2,978	4.63%
Total mortgage backed securities available for sale	4,179	2.82%	—	—	—	—	—	—	4,179	4,279	2.82%
Total investment and mortgage-backed securities	$29,955	2.36%	$53,345	2.01%	$4,497	2.36%	$11,235	1.80%	$99,032	$97,577	2.11%

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

Savings, NOW and money market rates are generally determined monthly by the board of directors. Certificates of deposit rates are generally determined weekly by the Savings Bank’s President. When we determine our deposit rates, we consider liquidity needs, local competition, FHLB advance rates and rates charged on other sources of funds. Core deposits, defined as savings accounts, money market accounts and demand deposit accounts, represented 45.1% and 39.9% of total deposits at December 31, 2010 and 2009, respectively.  At December 31, 2010 and 2009, certificates of deposit with remaining terms to maturity of less than one year amounted to $94.5 million and $100.1 million, respectively.

The following tables set forth the various types of deposit accounts offered by us at the dates indicated.

	At December 31,
	2010			2009			2008
	Amount	Percent	Weighted Average Rate	Amount Amount	Percent	Weighted Average Rate	Amount	Percent	Weighted Average Rate
	(Dollars in thousands)

NOW accounts	$32,929	12.77%	0.22%	$24,426	10.36%	0.29%	$18,940	8.77%	0.49%
Passbook accounts	14,994	5.82	0.15	15,096	6.40	0.24	14,405	6.67	0.34
Money market demand deposits	68,309	26.49	0.76	54,549	23.12	0.92	41,069	19.00	1.52
Total demand, transaction and passbook deposits	116,232	45.08	0.53	94,071	39.88	0.65	74,414	34.44	1.03

Certificates of deposit
Due within one year	94,541	36.67	1.32	100,050	42.41	1.97	104,868	48.54	2.82
Over one year through three years	37,013	14.35	2.62	30,770	13.04	2.83	23,193	10.74	3.53
Over three years	10,066	3.90	1.92	11,013	4.67	3.83	13,573	6.28	4.45
Total certificates of deposit	141,620	54.92	1.77	141,833	60.12	2.30	141,634	65.56	3.45

Total	$257,852	100.00%	1.18%	$235,904	100.00%	1.60%	$216,048	100.00%	2.62%

The following table presents our deposit activity for the years indicated.

	For the Year Ended December 31,
	2010	2009	2008
	(In thousands)

Net deposits (withdrawals)	$18,513	$15,012	$(10,205)
Interest credited on deposit account	3,435	4,844	6,727
Total increase (decrease) in deposit accounts	$21,948	$19,856	$(3,478)

Maturities of Certificates of Deposit Accounts. The following table sets forth the amount and maturities of certificates of deposit accounts at the dates indicated.

	At December 31, 2010
	Less than Six Months	Six Months to One Year	Over One Year to Three Years	Over Three Years	Total	Percent of Total
	(Dollars in thousands)

2.00% and below	$44,129	$35,977	$22,557	$26	$102,689	72.51%
2.01% to 3.00%	8,801	4,542	490	8,053	21,886	15.45
3.01% to 4.00%	66	—	3,957	1,427	5,450	3.85
4.01% to 5.00%	291	451	8,943	560	10,245	7.24
5.01% to 6.00%	118	166	1,066	—	1,350	0.95
Total	$53,405	$41,136	$37,013	$10,066	$141,620	100.00%

As of December 31, 2010, the aggregate amount of outstanding certificates of deposit at Cheviot Savings Bank in amounts greater than or equal to $100,000 was approximately $81.2 million. The following table presents the maturity of these certificates of deposit at such date.

Maturity Period	At December 31, 2010
(In thousands)

Less than three months	$6,410
Three to six months	4,732
Six months to one year	9,590
Over one year to three years	9,059
Over three years	2,808
Total	$32,599

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

	For the Year Ended December 31,
	2010	2009	2008
	(Dollars in thousands)
FHLB Advances:
Maximum month end-end balance	$40,712	$44,210	$46,528
Balance at the end of year	$27,300	$33,672	$44,604
Average balance	$33,152	$39,783	$39,257

Weighted average interest rate at the end of year	3.64%	4.33%	4.29%
Weighted average interest rate during year	3.81%	4.38%	4.38%

REGULATION

Cheviot Savings Bank is regulated, examined and supervised by the Ohio Division of Financial Institutions, the Office of Thrift Supervision and the Federal Deposit Insurance Corporation.  The Ohio Division of Financial Institutions and the Office of Thrift Supervision have extensive authority over the operations of Ohio-chartered savings institutions.  As part of this authority, Ohio-chartered savings institutions are required to file periodic reports with the Ohio Division of Financial Institutions and the Office of Thrift Supervision and are subject to periodic examinations by the Ohio Division of Financial Institutions, the Office of Thrift Supervision and the FDIC.  Cheviot Savings Bank also is subject to regulation by the FDIC and to requirements established by the Federal Reserve Board.  The investment and lending authority of savings institutions are prescribed by federal laws and regulations, and such institutions are prohibited from engaging in any activities not permitted by such laws and regulations.  Cheviot Savings Bank is also subject to the provisions of the Ohio Revised Code applicable to Ohio corporations.  Cheviot Savings Bank also is a member of and owns stock in the Federal Home Loan Bank of Cincinnati, which is one of the twelve regional banks in the Federal Home Loan Bank System. Under the recently enacted Dodd-Frank Act, the Office of Thrift Supervision’s supervision and examination functions relating to state chartered savings institutions will be transferred to the Federal Deposit Insurance Corporation; however, rulemaking authority will be transferred to the Comptroller of the Currency, all within one year of the date of enactment of the new legislation or by July 21, 2011, unless extended by up to six months by the Secretary of the Treasury.

Cheviot Financial Corp. and Cheviot Mutual Holding Company are regulated by the Office of Thrift Supervision as savings and loan holding companies.  They are required to file reports with, and otherwise comply with the rules and regulations of, the Office of Thrift Supervision.  Under the Dodd-Frank Act, the functions of the Office of Thrift Supervision relating to savings and loan holding companies and their subsidiaries, as well as rulemaking and supervision authority over thrift holding companies, will be transferred to the Federal Reserve Board.

Any change in the laws or regulations, whether by the Ohio Division of Financial Institutions, Federal Deposit Insurance Corporation, Office of Thrift Supervision, or Congress, could have a material adverse impact on Cheviot Financial Corp. and Cheviot Savings Bank and their operations.

New Federal Legislation

Congress has recently enacted the Dodd-Frank Wall Street Reform and Consumer Protection Act which will significantly change the current bank regulatory structure and affect the lending, investment, trading and operating activities of financial institutions and their holding companies.  The Dodd-Frank Act eliminates the Office of Thrift Supervision and authorizes the Board of Governors of the Federal Reserve System to supervise and regulate all savings and loan holding companies like Cheviot Financial Corp. and Cheviot Mutual Holding Company in addition to bank holding companies which it currently regulates.  The Dodd-Frank Act also requires the Federal Reserve Board to set minimum capital levels for all depository institution holding companies that are as stringent as those required for the insured depository subsidiaries, and the components of Tier 1 capital would be restricted to capital instruments that are currently considered to be Tier 1 capital for insured depository institutions.  Under the Dodd-Frank Act, the proceeds of trust preferred securities are excluded from Tier 1 capital unless such securities were issued prior to May 19, 2010 by bank or savings and loan holding companies with less than $15 billion of assets.  Bank holding companies with assets of less than $500 million are exempt from these capital requirements.  Savings and loan holding companies are subject to a five year transition period before the holding company capital requirement will apply.  The legislation also establishes a floor for capital of insured depository institutions that cannot be lower than the standards in effect today, and directs the federal banking regulators to implement new leverage and capital requirements within 18 months that take into account off-balance sheet activities and other risks, including risks relating to securitized products and derivatives.

The Dodd-Frank Act also creates a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws.  The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions such as Cheviot Savings Bank, including the authority to prohibit “unfair, deceptive or abusive” acts and practices.  The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets.  Banks and savings institutions with $10 billion or less in assets will be examined by their applicable bank regulators.  The new legislation also weakens the federal preemption available for national banks and federal savings associations, and gives state attorneys general the ability to enforce applicable federal consumer protection laws.

The legislation also broadens the base for Federal Deposit Insurance Corporation insurance assessments.  Assessments will now be based on the average consolidated total assets less tangible equity capital of a financial institution.  The Dodd-Frank Act also permanently increases the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2008, and non-interest bearing transaction accounts have unlimited deposit insurance through December 31, 2012.  The Dodd-Frank Act requires companies to give stockholders a non-binding vote on executive compensation and change-in-control payments, and authorizes the Securities and Exchange Commission to promulgate rules that would allow stockholders to nominate their own candidates using a company’s proxy materials.  The legislation also directs the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded or not.  Further, the legislation requires that originators of securitized loans retain a percentage of the risk for transferred loans, directs the Federal Reserve Board to regulate pricing of certain debit card interchange fees and contains a number of reforms related to mortgage origination.  Many of the provisions of Dodd-Frank involve delayed effective dates and/or require implementing regulations.  Accordingly, it will be some time before management can assess the full impact on operations.  However, there is a significant possibility that the Dodd-Frank Act will, at a minimum, result in an increased regulatory burden and compliance, operating and interest expense for Cheviot Savings Bank and Cheviot Financial Corp.

Loans-to-One-Borrower

We generally may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and unimpaired surplus.  An additional amount may be lent, equal to 10% of unimpaired capital and unimpaired surplus, if the loan is secured by readily marketable collateral, which is defined to include certain securities and bullion, but generally does not include real estate.  As of December 31, 2010, we were in compliance with our loans-to-one-borrower limitations.

Qualified Thrift Lender Test

We are required to satisfy a qualified thrift lender test whereby we must maintain at least 65% of our “portfolio assets” in “qualified thrift investments.”  These consist primarily of residential mortgages and related investments, including mortgage-backed and related securities.  “Portfolio assets” generally means total assets less specified liquid assets up to 20% of total assets, goodwill and other intangible assets, and the value of property used to conduct business.  A savings bank that fails the qualified thrift lender test must operate under specified restrictions.  The Dodd-Frank Act makes noncompliance with the QTL test subject to agency enforcement action for a violation of law.  As of December 31, 2010, we maintained 87.3% of our portfolio assets in qualified thrift investments and, therefore, we met the qualified thrift lender test.

Capital Distributions

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

Community Reinvestment Act and Fair Lending Laws

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

Transactions with Related Parties

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

Our authority to extend credit to executive officers, directors and 10% or greater stockholders, as well as entities controlled by these persons, is governed by Sections 22(g) and 22(h) of the Federal Reserve Act and its implementing regulation, Regulation O.  Among other things, these regulations generally require these loans to be made on terms substantially the same as those offered to unaffiliated individuals and do not involve more than the normal risk of repayment.  However, executive officers and directors may receive beneficial treatment available on a bank-wide basis to all participating employees. Regulation O also places individual and aggregate limits on the amount of loans we may make to these persons based, in part, on our capital position, and requires that prior approval procedures be followed.  At December 31, 2010, we were in compliance with these regulations.

Enforcement

The Office of Thrift Supervision has primary enforcement responsibility over savings institutions and has the authority to bring enforcement action against all “institution-related parties,” including stockholders, and attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution.  Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors of the institution, receivership, conservatorship or the termination of deposit insurance.  Civil penalties cover a wide range of violations and actions, and range up to $25,000 per day, unless a finding of reckless disregard is made, in which case penalties may be as high as $1.0 million per day.  The Federal Deposit Insurance Corporation also has the authority to recommend to the Director of the Office of Thrift Supervision that enforcement action be taken with respect to a particular savings institution.  If action is not taken by the Director, the Federal Deposit Insurance Corporation has authority to take action under specified circumstances.  The Federal Deposit Insurance Corporation will assume the Office of Thrift Supervision’s enforcement authority over state chartered financial institutions pursuant to the Dodd-Frank Act.

Standards for Safety and Soundness

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

The capital regulations also incorporate an interest rate risk component.  Savings institutions with “above normal” interest rate risk exposure are subject to a deduction from total capital for purposes of calculating their risk-based capital requirements. For the present time, the Office of Thrift Supervision has deferred implementation of the interest rate risk capital charge. At December 31, 2010, Cheviot Savings Bank met each of its capital requirements.

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

Insurance of Deposit Accounts

We are a member of the Deposit Insurance Fund, which is administered by the Federal Deposit Insurance Corporation.  The Dodd-Frank Act increases the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2008.  Non-interest bearing transaction accounts have unlimited deposit insurance through December 31, 2012.

Pursuant to the Federal Deposit Insurance Reform Act of 2005 (the “Reform Act”), the Federal Deposit Insurance Corporation is authorized to set the reserve ratio for the Deposit Insurance Fund annually at between 1.15% and 1.5% of estimated insured deposits. The Dodd-Frank Act mandates that the statutory minimum reserve ratio of the Deposit Insurance Fund increase from 1.15% to 1.35% of insured deposits by September 30, 2020.  Banks with assets of less than $10 billion are exempt from any additional assessments necessary to increase the reserve fund above 1.15%.

As part of a plan to restore the reserve ratio to 1.15%, the Federal Deposit Insurance Corporation imposed a special assessment equal to five basis points of assets less Tier 1 capital as of June 30, 2009, which was payable on September 30, 2009.  In addition, the Federal Deposit Insurance Corporation has increased its quarterly deposit insurance assessment rates and amended the method by which rates are calculated.  Beginning in the second quarter of 2009, institutions are assigned an initial base assessment rate ranging from 12 to 45 basis points of deposits depending on risk category. The initial base assessment is then adjusted based upon the level of unsecured debt, secured liabilities, and brokered deposits to establish a total base assessment rate ranging from seven to 77.5 basis points.

On November 12, 2009, the Federal Deposit Insurance Corporation approved a final rule requiring insured depository institutions to prepay on December 30, 2009, their estimated quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012.   Estimated assessments for the fourth quarter of 2009 and for all of 2010 are based upon the assessment rate in effect on September 30, 2009, with three basis points added for the 2011 and 2012 assessment rates.  In addition, a 5% annual growth in the assessment base is assumed.  Prepaid assessments are to be applied against the actual quarterly assessments until exhausted, and may not be applied to any special assessments that may occur in the future.  Any unused prepayments will be returned to the institution on June 30, 2013.  On December 30, 2009, we prepaid $968,000 in estimated assessment fees for the fourth quarter of 2009 through 2012.  Because the prepaid assessments represent the prepayment of future expense, they do not affect our regulatory capital (the prepaid asset will have a risk-weighting of 0%) or tax obligations.

In February 2011, as required by the Dodd Frank Act, the Federal Deposit Insurance Corporation adopted a final rule revising the assessment base to consist of average consolidated total assets during the assessment period minus the average tangible equity during the assessment period.  In addition, the final rule eliminates the adjustment for secured borrowings and makes certain other changes to the impact of unsecured borrowings and brokered deposits on an institution’s deposit insurance assessment. The proposed rule also revises the assessment rate schedule to provide assessments ranging from five to 45 basis points.  The final rule is effective April 1, 2011.

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

In addition to the Federal Deposit Insurance Corporation assessments, the Financing Corporation (“FICO”) is authorized to impose and collect, with the approval of the Federal Deposit Insurance Corporation, assessments for anticipated payments, issuance costs and custodial fees on bonds issued by the FICO in the 1980s to recapitalize the former Federal Savings and Loan Insurance Corporation. The bonds issued by the FICO are due to mature in 2017 through 2019. For the quarter ended December 31, 2010, the annualized FICO assessment was equal to 1.04 basis points for each $100 in domestic deposits maintained at an institution.

Temporary Liquidity Guarantee Program

The Federal Deposit Insurance Corporation’s Temporary Liquidity Guarantee Program guarantee newly issued senior unsecured debt of a participating organization, up to certain limits established for each institution, issued between October 14, 2008 and June 30, 2009.  The Federal Deposit Insurance Corporation extended this component of the program to cover debt issued through October 31, 2009.   The Federal Deposit Insurance Corporation paid the unpaid principal and interest on Federal Deposit Insurance Corporation-guaranteed debt instruments upon the uncured failure of the participating entity to make timely payments of principal or interest in accordance with the terms of the instrument.  The guarantee will remain in effect until December 31, 2012.  In return for the Federal Deposit Insurance Corporation’s guarantee, participating institutions will pay the Federal Deposit Insurance Corporation a fee based on the amount and maturity of the debt.  We opted not to participate in this part of the Temporary Liquidity Guarantee Program.

The other part of the Temporary Liquidity Guarantee Program provided full federal deposit insurance coverage for noninterest-bearing transaction deposit accounts, regardless of dollar amount, until December 31, 2010. Through December 31, 2009, an annualized 10 basis point assessment on balances in noninterest-bearing transaction accounts that exceed $250,000 was assessed to insured depository institutions that have not opted out of this component of the Temporary Liquidity Guarantee Program.  Beginning January 1, 2010, the fees were based on the institution’s risk category rating assigned with respect to regular Federal Deposit Insurance Corporation assessments.  Institutions in Risk Category I (generally well-capitalized institutions with composite CAMELS 1 or 2 ratings) pay an annualized assessment rate of 15 basis points.  Institutions in Risk Category II (generally adequately capitalized institutions with composite CAMELS 3 or better) pay an annualized assessment rate of 20 basis points.  Institutions in Risk Category III or IV (generally under capitalized or composite CAMELS 4 or 5) pay an annualized assessment rate of 25 basis points.  We opted to participate in this component of the Temporary Liquidity Guarantee Program.  The Dodd-Frank Act extended the unlimited coverage for certain non-interest bearing transaction accounts through December 31, 2012 with no opt out option.  The cost is included in the regular FDIC assessment.

Federal Home Loan Bank System

We are a member of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks.  The Federal Home Loan Bank System provides a central credit facility primarily for member institutions.  As a member of the Federal Home Loan Bank of Cincinnati we are required to acquire and hold shares of capital stock in the Federal Home Loan Bank in an amount equal to at least 1% of the aggregate principal amount of our unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of our borrowings from the Federal Home Loan Bank, whichever is greater.  As of December 31, 2010, we were in compliance with this requirement.  The Federal Home Loan Banks are required to provide funds for the resolution of insolvent thrifts and to contribute funds for affordable housing programs.  These requirements could reduce the amount of dividends that the Federal Home Loan Banks pay to their members and could also result in the Federal Home Loan Banks imposing a higher rate of interest on advances to their members.

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

Other Regulations

Interest and other charges collected or contracted for by Cheviot Savings Bank are subject to state usury laws and federal laws concerning interest rates.  Cheviot Savings Bank’s operations are also subject to federal laws applicable to credit transactions, such as the:

●	Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

●
Home Mortgage Disclosure Act, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

●	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

●	Fair Credit Reporting Act, governing the use and provision of information to credit reporting agencies;

●	Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies;

●	Truth in Savings Act; and

●	Rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

The operations of Cheviot Savings Bank also are subject to the:

●
Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

●
Electronic Funds Transfer Act and Regulation E promulgated thereunder, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services;

●
Check Clearing for the 21st Century Act (also known as “Check 21”), which gives “substitute checks,” such as digital check images and copies made from that image, the same legal standing as the original paper check;

●
The USA PATRIOT Act, which requires savings banks to, among other things, establish broadened anti-money laundering compliance programs, and due diligence policies and controls to ensure the detection and reporting of money laundering.  Such required compliance programs are intended to supplement existing compliance requirements that also apply to financial institutions under the Bank Secrecy Act and the Office of Foreign Assets Control regulations; and

●
The Gramm-Leach-Bliley Act, which places limitations on the sharing of consumer financial information by financial institutions with unaffiliated third parties.  Specifically, the Gramm-Leach-Bliley Act requires all financial institutions offering financial products or services to retail customers to provide such customers with the financial institution’s privacy policy and provide such customers the opportunity to “opt out” of the sharing of certain personal financial information with unaffiliated third parties.

Holding Company Regulation

General.  Cheviot Mutual Holding Company and Cheviot Financial Corp. are nondiversified mutual savings and loan holding companies within the meaning of the Home Owners’ Loan Act.  As such, Cheviot Mutual Holding Company and Cheviot Financial Corp. are registered with the Office of Thrift Supervision and are subject to Office of Thrift Supervision regulations, examinations, supervision and reporting requirements.  In addition, the Office of Thrift Supervision has enforcement authority over Cheviot Financial Corp. and Cheviot Mutual Holding Company and their subsidiaries.  Among other things, this authority permits the Office of Thrift Supervision to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings institution.  As federal corporations, Cheviot Financial Corp. and Cheviot Mutual Holding Company are generally not subject to state business organization laws.  Under the Dodd-Frank Act, the functions of the Office of Thrift Supervision relating to savings and loan holding companies and their subsidiaries, as well as rulemaking and supervision authority over thrift holding companies, will be transferred to the Federal Reserve Board.  There can be no assurance that the Federal Reserve Board will not impose additional regulations on savings and loan holding companies.

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

Waivers of Dividends by Cheviot Mutual Holding Company.  Office of Thrift Supervision regulations require Cheviot Mutual Holding Company to notify the Office of Thrift Supervision of any proposed waiver of its receipt of dividends from Cheviot Financial Corp. The Office of Thrift Supervision reviews dividend waiver notices on a case-by-case basis, and, in general, does not object to any such waiver if: (i) the mutual holding company’s board of directors determines that such waiver is consistent with such directors’ fiduciary duties to the mutual holding company’s members; and (ii) the waiver would not be detrimental to the safe and sound operation of the subsidiary savings bank. Under Office of Thrift Supervision regulations, our public stockholders would not be diluted because of any dividends waived by Cheviot Mutual Holding Company (and waived dividends would not be considered in determining an appropriate exchange ratio) in the event Cheviot Mutual Holding Company converts to stock form.

The Dodd-Frank Act addressed the issue of dividend waivers by mutual savings and loan holding companies in the context of the transfer of the supervision of savings and loan holding companies from the OTS to the Federal Reserve Board.  The Dodd-Frank Act specified that dividends may be waived if certain conditions are met, including that the Federal Reserve Board does not object after being given written notice of the dividend and proposed waiver.  The Dodd-Frank Act indicates that the Federal Reserve Board may not object to such a waiver (i) if the mutual holding company involved has, prior to December 1, 2009, reorganized into a mutual holding company structure, engaged in a minority stock offering and waived dividends; (ii) the board of directors of the mutual holding company expressly determines that a waiver of the dividend is consistent with its fiduciary duties to members and (iii) the waiver would not be detrimental to the safe and sound operation of the savings association subsidiaries of the holding company.

The Federal Reserve Board has not permitted dividend waivers by mutual bank holding companies in the past and it is uncertain whether the Federal Reserve Board would permit dividend waivers by mutual savings and loan holding companies notwithstanding the Dodd-Frank provision that would otherwise allow Cheviot Mutual Holding Company to waive dividends.

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

Capital.  Savings and loan holding companies are not currently subject to specific regulatory capital requirements.  The Dodd-Frank Act, however, requires the Federal Reserve Board to promulgate consolidated capital requirements for depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to institutions themselves.  Instruments such as cumulative preferred stock and trust preferred securities will no longer be includable as Tier 1 capital as is currently the case with bank holding companies. Instruments issued by May 19, 2010 will be grandfathered for companies with consolidated assets of $15 billion or less.  There is a five-year transition period (from the July 21, 2010 effective date of the Dodd-Frank Act) before the capital requirements will apply to savings and loan holding companies.

Source of Strength.  The Dodd-Frank Act also extends the “source of strength” doctrine to savings and loan holding companies.  The regulatory agencies must issue regulations requiring that all bank and savings and loan holding companies serve as a source of strength to their subsidiary depository institutions by providing capital, liquidity and other support in times of financial stress.

Dividends. Cheviot Savings Bank must notify the Office of Thrift Supervision thirty (30) days before declaring any dividend to Cheviot Financial Corp.  The financial impact of a holding company on its subsidiary institution is a matter that is evaluated by the Office of Thrift Supervision and the agency has authority to order cessation of activities or divestiture of subsidiaries deemed to pose a threat to the safety and soundness of the institution.

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

As a result of the enactment of the Small Business Job Protection Act of 1996, all savings banks and savings associations may convert to a commercial bank charter, diversify their lending, or merge into a commercial bank without having to recapture any of their pre-1988 tax bad debt reserve accumulations.  However, transactions which would require recapture of the pre-1988 tax bad debt reserve include redemption of Cheviot Savings Bank’s stock, payment of dividends or distributions in excess of earnings and profits, or failure by the institution to qualify as a bank for federal income tax purposes.  At December 31, 2010, Cheviot Savings Bank had pre-1988 bad debt reserves totaling approximately $3.0 million.  A deferred tax liability has not been provided on this amount as management does not intend to make distributions, redeem stock or fail certain bank tests that would result in recapture of the reserve.

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

MANAGEMENT

Executive Officers of Cheviot Financial Corp.

The following individuals hold the following executive officer positions with Cheviot Financial Corp.

Name	Age	Position

Thomas J. Linneman	57	President and Chief Executive Officer
Scott T. Smith	41	Chief Financial Officer

Availability of Annual Report on Form 10-K

Our Annual Report on Form 10-K may be accessed on our website at www.cheviotsavings.com.  Information on our website should not be considered a part of this annual report.

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

Financial reform legislation recently enacted by Congress will, among other things, eliminate the Office of Thrift Supervision, tighten capital standards, create a new Consumer Financial Protection Bureau and result in new laws and regulations that are expected to increase our costs of operations.

Congress recently enacted the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which will significantly change the current bank regulatory structure and affect the lending, investment, trading and operating activities of financial institutions and their holding companies.  The Dodd-Frank Act will eliminate the Office of Thrift Supervision’s supervision and examination functions relating to Cheviot Savings Bank which will be transferred to the Federal Deposit Insurance Corporation; however, rulemaking authority will be transferred to the Comptroller of the Currency, all by July 21, 2011, unless extended by up to six months by the Secretary of the Treasury. The Dodd-Frank Act also authorizes the Board of Governors of the Federal Reserve System to supervise and regulate all savings and loan holding companies like Cheviot Financial Corp., in addition to bank holding companies which it currently regulates.  The Dodd-Frank Act also requires the Federal Reserve Board to set minimum capital levels for bank holding companies that are as stringent as those required for the insured depository subsidiaries, and the components of Tier 1 capital would be restricted to capital instruments that are currently considered to be Tier 1 capital for insured depository institutions.  Savings and loan holding companies are subject to a five year transition period before the holding company capital requirement will apply.  The legislation also establishes a floor for capital of insured depository institutions that cannot be lower than the standards in effect today, and directs the federal banking regulators to implement new leverage and capital requirements within 18 months that take into account off-balance sheet activities and other risks, including risks relating to securitized products and derivatives.

The Dodd-Frank Act also creates a new Consumer Financial Protection Bureau with broad powers to supervise and enforce consumer protection laws.  The Consumer Financial Protection Bureau has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions such as Cheviot Savings Bank, including the authority to prohibit “unfair, deceptive or abusive” acts and practices.  The Consumer Financial Protection Bureau has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets.  Banks and savings institutions with $10 billion or less in assets will be examined by their applicable bank regulators.  The new legislation also weakens the federal preemption available for national banks and federal savings associations, and gives state attorneys general the ability to enforce applicable federal consumer protection laws.

The legislation also broadens the base for Federal Deposit Insurance Corporation insurance assessments. Assessments will now be based on the average consolidated total assets less tangible equity capital of a financial institution.  The Dodd-Frank Act also permanently increases the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor, retroactive to January 1, 2008, and non-interest bearing transaction accounts have unlimited deposit insurance through December 31, 2012.  The Dodd-Frank Act will increase stockholder influence over boards of directors by requiring companies to give stockholders a non-binding vote on executive compensation and so-called “golden parachute” payments, and by authorizing the Securities and Exchange Commission to promulgate rules that would allow stockholders to nominate their own candidates using a company’s proxy materials.  The legislation also directs the Federal Reserve Board to promulgate rules prohibiting excessive compensation paid to bank holding company executives, regardless of whether the company is publicly traded or not.  Further, the legislation requires that originators of securitized loans retain a percentage of the risk for transferred loans, directs the Federal Reserve Board to regulate pricing of certain debit card interchange fees and contains a number of reforms related to mortgage origination.  Many of the provisions of Dodd-Frank involve delayed effective dates and/or require implementing regulations.  Accordingly, it will be some time before management can assess the full impact on operations.  However, there is a significant possibility that the Dodd-Frank Act will, at a minimum, result in an increased regulatory burden and compliance, operating and interest expense for Cheviot Savings Bank and Cheviot Financial Corp.

ITEM 1.B	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

We conduct our business through our main banking office located in Cheviot, Ohio, and other full-service branch offices located in Hamilton County, Ohio. The aggregate net book value of our premises and equipment was $4.6 million at December 31, 2010. The following table sets forth certain information with respect to our offices at December 31, 2010.

Location	Leased or Owned	Year Opened/ Acquired	Net Book Value
			(In thousands)
Main Office
3723 Glenmore Avenue Cheviot, Ohio 45211	Owned	1912	$701
Branches
5550 Cheviot Road Cincinnati, Ohio 45247	Owned	1982	337
6060 Bridgetown Road Cincinnati, Ohio 45248	Owned	1991	459
1194 Stone Road Harrison, Ohio 45030	Owned	1997	566
585 Anderson Ferry Road Cincinnati, Ohio 45238	Owned	2006	1,105
7072 Harrison Avenue Cincinnati, Ohio 45247	Owned	2006	1,442
Total Net Book Value			$4,610

ITEM 3.	LEGAL PROCEEDINGS

Cheviot Savings Bank in not involved in any pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business which, in the aggregate, involve amounts which are believed by management to be immaterial to its financial condition or results of operations.

ITEM 4.	[REMOVED AND RESERVED]

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is listed on the Nasdaq Capital Market under the symbol “CHEV”.

The following table sets forth the range of the high and low sales prices of the Company’s Common Stock for the prior eight calendar quarters and is based upon information provided by Nasdaq.

	Prices of Common Stock
	High	Low	Dividends Paid
Calendar Quarter Ended
March 31, 2010	$9.22	$7.22	$0.11
June 30, 2010	9.50	7.55	0.11
September 30, 2010	8.95	7.53	0.11
December 31, 2010	9.49	8.09	0.11

	Prices of Common Stock
	High	Low	Dividends Paid
Calendar Quarter Ended
March 31, 2009	$7.69	$5.89	$0.10
June 30, 2009	9.80	6.65	0.10
September 30, 2009	9.00	7.18	0.10
December 31, 2009	8.32	7.01	0.10

As of December 31, 2010, the Company had 777 stockholders of record.  Please see “Item 1. Business— Regulation—Capital Distributions” for a discussion of restrictions on the ability of the Bank to pay the Company dividends.

Set forth below is information relating to the Company’s common stock repurchase activity during the fourth quarter of 2010.

Month	Total Number of Shares Purchased	Average Price Paid per share	Total shares purchased as part of a publicly announced program or plan	Maximum number of shares that may yet be purchased under the program or plan

October	—	$—	—	360,818
November	—	—	—	360,818
December	—	—	—	360,818

Set forth below is information as of December 31, 2010 regarding equity compensation plans.  Other than the ESOP, the Company does not have any equity compensation plans that were not approved by its stockholders.

Plan	Number of securities to be issued upon exercise of outstanding options and rights	Weighted average exercise price	Number of securities remaining available for issuance under plan
Equity compensation plans approved by stockholders	680,426	$11.11	88,296
Equity compensation plans not approved by stockholders	—	—	—
Total	680,426	$11.11	88,296

ITEM 6.	SELECTED FINANCIAL DATA

The Selected Financial Data is incorporated by reference to the Annual Report to Shareholders included as Exhibit 13 to this Form 10-K.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Incorporated by reference to the Annual Report to Shareholders included as Exhibit 13 to the Form 10-K.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Incorporated by reference to the Annual Report to Shareholders included as Exhibit 13 to the Form 10-K.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

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

Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets, provide reasonable assurances that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures are made only in accordance with the authorization of management and the Boards of Directors of the Company and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that the controls may become inadequate because of changes in conditions or that the degree of compliance with policies and procedures may deteriorate.

As of December 31, 2010, management assessed the effectiveness of the Company’s internal control over financial reporting based upon the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based upon its assessment, management believes that the Company’s internal control over financial reporting as of December 31, 2010 is effective using these criteria.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to provisions of the Dodd-Frank Act that permit the Company to provide only management’s report in this annual report.

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

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The exhibits and financial statement schedules filed as a part of this Form 10-K are as follows:

(a)(1)	Financial Statements

●	Report of Independent Registered Public Accounting Firm.

●	Consolidated Statements of Financial Condition at December 31, 2010 and 2009.

●	Consolidated Statements of Earnings for the Years Ended December 31, 2010, 2009 and 2008.

●	Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2010, 2009 and 2008.

●	Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2010, 2009 and 2008.

●	Consolidated Statements of Cash Flows for the Years Ended December 31, 2010, 2009 and 2008.

●	Notes to Consolidated Financial Statements.

(a)(2)	Financial Statement Schedules

No financial statement schedules are filed because the required information is not applicable or is included in the consolidated financial statements or related notes.

(a)(3)	Exhibits

3.1	Charter of Cheviot Financial Corp.(1)

3.2	Bylaws of Cheviot Financial Corp. (1)

4	Stock Certificate of Cheviot Financial Corp. (2)

10.1	Amended and Restated Employment Agreement with Thomas J. Linneman(3)

10.2	Amended and Restated Change in Control Severance Agreement with Kevin Kappa(4)

10.3	Amended and Restated Change in Control Severance Agreement with Jeffrey Lenzer(5)

10.4	Amended and Restated Directors Deferred Compensation Plan(6)

10.5	Tax Allocation Agreement(7)

10.6	Expense Allocation Agreement(8)

10.7	2005 Stock Based Incentive Plan(9)

10.8	Supplemental Insurance Plan(10)

13	Annual Report to Shareholders

14	Code of Ethics(11)

21	Subsidiaries of the Registrant(12)

23.1	Consent of Clark, Schaefer, Hackett & Co.

31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Exhibit 3.1 of the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on June 30, 2003.

(2)	Incorporated by reference to Exhibit 4 of the Pre-Effective Amendment No.1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 2, 2003.

(3)	Incorporated by reference to Exhibit 10.1 of Form 8-K filed with the Securities and Exchange Commission on September 17, 2008.

(4)	Incorporated by reference to Exhibit 10.2 of Form 8-K filed with the Securities and Exchange Commission on September 17, 2008.

(5)	Incorporated by reference to Exhibit 10.3 of Form 8-K filed with the Securities and Exchange Commission on September 17, 2008.

(6)	Incorporated by reference to Exhibit 10.4 of the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on June 30, 2003.

(7)	Incorporated by reference to Exhibit 10.5 of Form 8-K filed with the Securities and Exchange Commission on September 17, 2008.

(8)	Incorporated by reference to Exhibit 10.6 of the Pre-Effective Amendment No.1 to the Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 2, 2003.

(9)	Incorporated by reference to Exhibit A of the Definitive Proxy Statement filed with the Securities and Exchange Commission on March 25, 2005.

(10)	Incorporated by reference to Exhibit 99 of the Form 8-K filed with the Securities and Exchange Commission on July 7, 2005.

(11)	Incorporated by reference to Exhibit 14 of the Form 10-K filed with the Securities and Exchange Commission on March 25, 2004.

(12)	Incorporated by reference to Exhibit 21 of the Form 10-K filed with the Securities and Exchange Commission on March 30, 2007.

(b)	The exhibits listed under (a)(3) above are filed herewith.

(c)	Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHEVIOT FINANCIAL CORP.

Date:	March 16, 2011	By:	/s/ Thomas J. Linneman
Thomas J. Linneman,
President and Chief Executive Officer
and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Thomas J. Linneman	By:	/s/ Scott T. Smith
	Thomas J. Linneman, President		Scott T. Smith, Chief Financial Officer
	and Chief Executive Officer		(principal financial officer and principal
accounting officer)

Date:	March 16, 2011	Date:	March 16, 2011

By:	/s/ Edward L. Kleemeier	By:	/s/ John T. Smith
	Edward L. Kleemeier, Director		John T. Smith, Director

Date:	March 16, 2011	Date:	March 16, 2011

By:	/s/ Robert L. Thomas	By:	/s/ James E. Williamson
	Robert L. Thomas, Director		James E. Williamson, Director

Date:	March 16, 2011	Date:	March 16, 2011

By:	/s/ Steven R. Hausfeld
Steven R. Hausfeld, Director

Date:	March 16, 2011