Form 10-Q
period 2011-03-31
CHEVIOT FINANCIAL CORP
filed 2011-05-12
CIK 1248124

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes ☐          No  ☒

As of May 12, 2011, the latest practicable date, 8,864,908 shares of the registrant’s common stock, $.01 par value, were issued and outstanding.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐          No  ☐

Cheviot Financial Corp.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(In thousands, except share data)

ASSETS	March 31, 2011	December 31, 2010
	(Unaudited)

Cash and due from banks	$5,505	$5,776
Federal funds sold	5,229	5,924
Interest-earning deposits in other financial institutions	12,944	6,449
Cash and cash equivalents	23,678	18,149

Investment securities available for sale – at fair value	99,523	88,382
Mortgage-backed securities available for sale - at fair value	8,609	4,279
Mortgage-backed securities held to maturity - at cost, approximate market value of $5,128 and $4,916 at March 31, 2011 and December 31, 2010, respectively	4,619	4,779
Loans receivable - net	409,230	220,998
Loans held for sale - at lower of cost or market	5,148	4,440
Real estate acquired through foreclosure - net	4,519	2,007
Office premises and equipment - at depreciated cost	9,569	4,610
Federal Home Loan Bank stock - at cost	8,366	3,375
Accrued interest receivable on loans	1,784	925
Accrued interest receivable on mortgage-backed securities	37	23
Accrued interest receivable on investments and interest-earning deposits	463	392
Goodwill	10,244	-
Core deposit intangible	1,298	-
Prepaid expenses and other assets	4,731	1,510
Bank-owned life insurance	10,079	3,791
Prepaid federal income taxes	749	409
Deferred federal income taxes	4,790	-

Total assets	$607,436	$358,069
LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits	$481,052	$257,852
Advances from the Federal Home Loan Bank	46,997	27,300
Other borrowings	1,490	-
Advances by borrowers for taxes and insurance	2,217	1,440
Accrued interest payable	195	99
Accounts payable and other liabilities	5,725	1,955
Deferred federal income taxes	-	4
Total liabilities	537,676	288,650

Commitments and contingencies

Shareholders’ equity
Preferred stock - authorized 5,000,000 shares, $.01 par value; none issued
Common stock - authorized 30,000,000 shares, $.01 par value; 9,918,751 shares issued at March 31, 2011 and December 31, 2010	99	99
Additional paid-in capital	43,875	43,878
Shares acquired by stock benefit plans	(1,302)	(1,302)
Treasury stock - at cost, 1,053,843 shares at March 31, 2011 and December 31, 2010	(12,859)	(12,860)
Retained earnings - restricted	40,798	40,655
Accumulated comprehensive loss, unrealized losses on securities available for sale, net of related tax benefits	(851)	(1,051)
Total shareholders’ equity	69,760	69,419

Total liabilities and shareholders’ equity	$607,436	$358,069

See accompanying notes to consolidated financial statements.

Cheviot Financial Corp.

CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)

For the three months ended March 31, 2011 and 2010
(In thousands, except per share data)

	2011	2010
Interest income
Loans	$3,390	$3,508
Mortgage-backed securities	50	86
Investment securities	457	373
Interest-earning deposits and other	50	40
Total interest income	3,947	4,007

Interest expense
Deposits	926	915
Borrowings	279	366
Total interest expense	1,205	1,281

Net interest income	2,742	2,726

Provision for losses on loans	150	40

Net interest income after provision for
losses on loans	2,592	2,686

Other income
Rental	20	16
Loss on sale of real estate acquired through foreclosure	(12)	-
Gain on sale of loans	46	36
Earnings on bank-owned life insurance	39	35
Other operating	167	95
Total other income	260	182

General, administrative and other expense
Employee compensation and benefits	1,135	1,160
Occupancy and equipment	162	164
Property, payroll and other taxes	278	245
Data processing	79	61
Legal and professional	223	129
Advertising	77	50
FDIC expense	127	71
Other operating	219	218
Total general, administrative and other expense	2,300	2,098

Earnings before federal income taxes	552	770

Federal income taxes
Current	166	302
Deferred	(166)	(35)
Total federal income taxes	-	267

NET EARNINGS	$552	$503

EARNINGS PER SHARE
Basic	$.06	$.06
Diluted	$.06	$.06

Dividends declared per share	$.12	$.11

See accompanying notes to consolidated financial statements.

Cheviot Financial Corp.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

For the three months ended March 31, 2011 and 2010
(In thousands)

	2011	2010

Net earnings for the period	$552	$503

Other comprehensive income, net of related tax expense:
Unrealized holding gains on securities during the period, net of tax expense of $103 and $86 for the periods ended March 31, 2011 and 2010, respectively	200	167

Comprehensive income	$752	$670

Accumulated comprehensive loss	$(851)	$(213)

See accompanying notes to consolidated financial statements.

Cheviot Financial Corp.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

For the three months ended March 31, 2011 and 2010
(In thousands)

	2011	2010
Cash flows from operating activities:
Net earnings for the period	$552	$503
Adjustments to reconcile net earnings to net cash (used in) provided by operating activities:
Amortization of premiums and discounts on investment and mortgage-backed securities, net	5	10
Depreciation	69	80
Amortization of deferred loan origination costs (fees) - net	55	(3)
Proceeds from sale of loans in the secondary market	9,524	2,756
Loans originated for sale in the secondary market	(5,925)	(2,720)
Gain on sale of loans	(46)	(36)
Amortization of expense related to stock benefit plans	(8)	(11)
Provision for losses on loans	150	40
Federal Home Loan Bank stock dividends	-	(6)
Loss on real estate acquired through foreclosure	12	-
Impairment on real estate acquired through foreclosure	-	81
Net increase in cash surrender value of bank-owned life insurance, net of acquisition	(39)	(34)
Increase (decrease) in cash, net of acquisition, due to changes in:
Accrued interest receivable on loans	(142)	(1)
Accrued interest receivable on mortgage-backed securities	11	3
Accrued interest receivable on investments and interest-earning deposits	57	(95)
Prepaid expenses and other assets	(151)	(268)
Accrued interest payable	(660)	3
Accounts payable and other liabilities	(828)	65
Federal income taxes
Current	831	207
Deferred	(166)	(35)
Net cash flows provided by operating activities	3,301	539

Cash flows provided by (used in) investing activities:
Principal repayments on loans	11,522	10,112
Loan disbursements	(8,038)	(5,697)
Purchase of investment securities – available for sale	-	(32,196)
Proceeds from maturity of investment securities – available for sale	5,000	14,901
Principal repayments on mortgage-backed securities – available for sale	337	151
Principal repayments on mortgage-backed securities – held to maturity	159	261
Proceeds from the sale of real estate acquired through foreclosure	314	-
Purchase of office premises and equipment	(102)	-
Cash paid for acquisition, net of cash received	(4,200)	-
Net cash flows provided by (used in) investing activities	4,992	(12,468)

Cash flows provided by (used in) financing activities:
Net increase in deposits, net of acquisition	1,673	3,046
Proceeds from Federal Home Loan Bank advances	11,000	10,000
Repayments on Federal Home Loan Bank advances	(14,519)	(5,451)
Advances by borrowers for taxes and insurance, net of acquisition	(515)	(493)
Stock option expense, net	5	62
Dividends paid on common stock	(408)	(374)
Net cash flows provided by (used in) financing activities	(2,764)	6,790

Net increase (decrease) in cash and cash equivalents	5,529	(5,139)

Cash and cash equivalents at beginning of period	18,149	11,283

Cash and cash equivalents at end of period	$23,678	$6,144

See accompanying notes to consolidated financial statements.

Cheviot Financial Corp.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (CONTINUED)

For the three months ended March 31, 2011 and 2010
 (In thousands)

	2011	2010

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Federal income taxes	$120	$95

Interest on deposits and borrowings	$1,109	$1,279

Supplemental disclosure of non-cash investing activities:
Transfer from loans to real estate acquired through foreclosure	$435	$23

Recognition of mortgage servicing rights	$62	$22

See accompanying notes to consolidated financial statements.

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2011 and 2010
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

On March 16, 2011, the Corporation completed the acquisition of First Franklin Corporation (“First Franklin”) and its wholly-owned subsidiary, The Franklin Savings and Loan Company (“Franklin Savings”).  Accordingly, the Corporation’s unaudited consolidated financial statements for the three months ended March 31, 2011 includes the accounts of First Franklin for the period March 17, 2011 to March 31, 2011.

The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America.  Accordingly, these consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Cheviot Financial included in the Annual Report on Form 10-K for the year ended December 31, 2010.  However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the consolidated financial statements have been included.  The results of operations for the three month period ended March 31, 2011 are not necessarily indicative of the results which may be expected for the entire year.

Cheviot Financial evaluates subsequent events through the date of filing with the Securities and Exchange Commission.

2.           Principles of Consolidation

The accompanying consolidated financial statements as of and for the three months ended March 31, 2011 and 2010 include the accounts of the Corporation and its wholly-owned subsidiary, the Savings Bank.  All significant intercompany items have been eliminated.

3.           Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business.  Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures.  Our primary sources of funds are deposits, scheduled amortization and prepayments of loan principal and mortgage-backed securities, maturities and calls of securities and funds provided by our operations.  In addition, we may borrow from the Federal Home Loan Bank of Cincinnati.  At March 31, 2011 and December 31, 2010, we had $47.0 million and $27.3 million, respectively, in outstanding borrowings from the Federal Home Loan Bank of Cincinnati and had the capacity to increase such borrowings at those dates by approximately $125.0 million and $115.3 million, respectively.

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

For the three months ended March 31, 2011 and 2010

3.           Liquidity and Capital Resources (continued)

Our primary investing activities are the origination of one- to four-family real estate loans, commercial real estate, construction and consumer loans, and the purchase of securities.  For the three months ended March 31, 2011, loan originations totaled $14.0 million, compared to $8.4 million for the three months ended March 31, 2010.

Total deposits increased $223.2 million and $3.0 million during the three months ended March 31, 2011 and 2010, respectively.  Deposit flows are affected by the level of interest rates, the interest rates and products offered by competitors and other factors.

The following table sets forth information regarding the Corporation’s obligations and commitments to make future payments under contracts as of March 31, 2011.

	Payments due by period
	Less than 1 year	More than 1-3 years	More than 4-5 years	More than 5 years	Total
	(In thousands)
Contractual obligations:
Advances from the Federal Home Loan Bank	$9,758	$2,662	$8,505	$26,072	$46,997
Certificates of deposit	153,177	69,691	59,653	9	282,530

Amount of loan commitments and expiration per period:
Commitments to originate one- to four-family loans	516	-	-	-	516
Home equity lines of credit	32,450	-	-	-	32,450
Commercial lines of credit	526	-	-	-	526
Undisbursed loans in process	3,029	-	-	-	3,029
Lease obligations	132	276	290	1,518	2,216

Total contractual obligations	$199,588	$72,629	$68,448	$27,599	$368,264

We are committed to maintaining a strong liquidity position.  We monitor our liquidity position on a daily basis.  We anticipate that we will have sufficient funds to meet our current funding commitments.  Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of maturing time deposits will be retained.

At March 31, 2011 and 2010, we exceeded all of the applicable regulatory capital requirements.  Our core (Tier 1) capital was $56.6 million and $55.2 million, or 9.5% and 16.0% of total assets at March 31, 2011 and 2010, respectively.  In order to be classified as “well-capitalized” under federal banking regulations, we were required to have core capital of at least $36.4 million, or 6.0% of assets as of March 31, 2011.  To be classified as a well-capitalized bank, we must also have a ratio of total risk-based capital to risk-weighted assets of at least 10.0%.  At March 31, 2011 and 2010, we had a total risk-based capital ratio of 17.3% and 33.2%, respectively.

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the three months ended March 31, 2011 and 2010

4.           Earnings Per Share

Basic earnings per share is computed based upon the weighted-average common shares outstanding during the period, less shares in the ESOP that are unallocated and not committed to be released plus shares in the ESOP that have been allocated.  Weighted-average common shares deemed outstanding gives effect to 107,126 and 142,833 unallocated shares held by the ESOP for the three months ended March 31, 2011 and 2010, respectively.

	For the three months ended March 31,
	2011	2010

Weighted-average common shares outstanding (basic)	8,757,782	8,725,873

Dilutive effect of assumed exercise of stock options	7,927	7,919

Weighted-average common shares outstanding (diluted)	8,765,709	8,733,792

5.           Stock Option Plan

On April 26, 2005, the Corporation approved a Stock Incentive Plan that provides for grants of up to 486,018 stock options.  During 2010, 2009 and 2008 approximately 8,860, 8,060 and 8,060 stock options were granted subject to a five year vesting period.

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

The Corporation elected the modified prospective transition method in applying ASC 718. Under this method, the provisions of ASC 718 apply to all awards granted or modified after the date of adoption, as well as for all unvested options outstanding at December 31, 2005.  The compensation cost recorded for unvested equity-based awards is based on their grant-date fair value. For the three months ended March 31, 2011, the Corporation recorded $5,000 in after-tax compensation cost for equity-based awards that vested during the three months ended March 31, 2011.  The Corporation has $62,000 unrecognized pre-tax compensation cost related to non-vested equity-based awards granted under its stock incentive plan as of March 31, 2011, which is expected to be recognized over a weighted-average vesting period of approximately 0.2 years.

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the three months ended March 31, 2011 and 2010

5.           Stock Option Plan (continued)

A summary of the status of the Corporation’s stock option plan as of March 31, 2011, and changes during the period then ended is presented below:

	Three months ended March 31, 2011		Year ended December 31, 2010
	Shares	Weighted- average exercise price	Shares	Weighted- average exercise price
Outstanding at beginning of period	421,200	$11.05	412,340	$11.17
Granted	-	-	8,860	8.07
Exercised	-	-	-	-
Forfeited	-	-	-	-

Outstanding at end of period	421,200	$11.05	421,200	$11.05

Options exercisable at period-end	397,260	$11.16	397,260	$11.16

Options expected to be exercisable at year-end

Fair value of options granted		NA		$4.83

The following information applies to options outstanding at March 31, 2011:

Number outstanding				421,200
Exercise price				$8.07 - $13.63
Weighted-average exercise price				$11.05
Weighted-average remaining contractual life				4.4 years

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

For the three months ended March 31, 2011 and 2010

6.           Investment and Mortgage-backed Securities

The amortized cost, gross unrealized gains, gross unrealized losses and estimated fair values of investment securities at March 31, 2011 and December 31, 2010 are shown below.
	March 31, 2011
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
	(In thousands)
Available for Sale:
U.S. Government agency securities	$97,818	$112	$1,430	$96,500
Municipal obligations	3,143	41	161	3,023

	$100,961	$153	$1,591	$99,523

	December 31, 2010
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
	(In thousands)
Available for Sale:
U.S. Government agency securities	$88,529	$102	$1,622	$87,009
Municipal obligations	1,545	5	177	1,373

	$90,074	$107	$1,799	$88,382

The amortized cost of investment securities at March 31, 2011, by contractual term to maturity, are shown below.

March 31,
2011
(In thousands)
Less than one year	$24,136
One to five years	49,245
Five to ten years	15,684
More than ten years	11,896

$100,961

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the three months ended March 31, 2011 and 2010

6.       Investment and Mortgage-backed Securities (continued)

The amortized cost, gross unrealized gains, gross unrealized losses and estimated fair values of mortgage-backed securities at March 31, 2011 and December 31, 2010 are shown below.

	March 31, 2011
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
	(In thousands)
Available for sale:
Federal Home Loan Mortgage Corporation adjustable-rate participation certificates	$1,276	$32	$-	$1,308
Federal National Mortgage Association adjustable-rate participation certificates	3,305	15	3	3,317
Government National Mortgage Association adjustable-rate participation certificates	3,878	106	-	3,984

	$8,459	$153	$3	$8,609

Held to maturity:
Federal Home Loan Mortgage Corporation adjustable-rate participation certificates	$441	$57	$-	$498
Federal National Mortgage Association adjustable-rate participation certificates	489	62	-	551
Government National Mortgage Association adjustable-rate participation certificates	3,689	395	5	4,079

	$4,619	$514	$5	$5,128

	December 31, 2010
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
	(In thousands)
Available for sale:
Federal Home Loan Mortgage Corporation adjustable-rate participation certificates	$723	$13	$-	$736
Federal National Mortgage Association adjustable-rate participation certificates	548	17	-	565
Government National Mortgage Association adjustable-rate participation certificates	2,908	70	-	2,978

	$4,179	$100	$-	$4,279

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the three months ended March 31, 2011 and 2010

6.       Investment and Mortgage-backed Securities (continued)
	December 31, 2010
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
	(In thousands)
Held to maturity:
Federal Home Loan Mortgage Corporation adjustable-rate participation certificates	$464	$10	$1	$473
Federal National Mortgage Association adjustable-rate participation certificates	515	7	-	522
Government National Mortgage Association adjustable-rate participation certificates	3,800	121	-	3,921

	$4,779	$138	$1	$4,916

The amortized cost of mortgage-backed securities, including those designated as available for sale, at March 31, 2011, by contractual terms to maturity, are shown below.  Expected maturities will differ from contractual maturities because borrowers may generally prepay obligations without prepayment penalties.

March 31,
2011
(In thousands)

Due in one year or less	$526
Due in one year through five years	2,287
Due in five years through ten years	3,312
Due in more than ten years	6,953

$13,078

The table below indicates the length of time individual securities have been in a continuous unrealized loss position at March 31, 2011:

	Less than 12 months			12 months or longer			Total
Description of	Number of	Fair	Unrealized	Number of	Fair	Unrealized	Number of	Fair	Unrealized
securities	investments	value	losses	investments	value	losses	investments	value	losses
	(Dollars in thousands)

U.S. Government agency securities	28	$71,375	$1,430	-	$-	$-	28	$71,375	$1,430
Municipal obligations	6	659	21	2	1,095	140	8	1,754	161
Mortgage-backed securities	25	360	8	-	-	-	25	360	8

Total temporarily impaired securities	59	$72,394	$1,459	2	$1,095	$140	61	$73,489	$1,599

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the three months ended March 31, 2011 and 2010

6.       Investment and Mortgage-backed Securities (continued)

Management does not intend to sell any of the debt securities with an unrealized loss and does not believe that it is more likely than not that we will be required to sell a security in an unrealized loss position prior to a recovery in value.  The decline in the fair value is primarily due to an increase in market interest rates.  The fair values are expected to recover as securities approach maturity dates. The Company has evaluated these securities and has determined that the decline in their values is temporary.

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

The Corporation’s principal temporary differences between financial income and taxable income result mainly from different methods of accounting for deferred loan origination fees and costs, Federal Home Loan Bank stock dividends, the general loan loss allowance, deferred compensation, stock benefit plans, goodwill and intangible assets.  The Corporation has approximately $8.3 million of net operating losses to carryforward for the next 20 years.  These losses are subject to the Internal Revenue Code section 382 limitations which allow approximately $1.1 million of the losses on an annual basis to offset current year taxable income.

The Corporation recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit.  For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority.  At adoption date, January 1, 2007 the Corporation applied the standard to all tax positions for which the statute of limitations remained open and was not required to record any liability for unrecognized tax benefits as that date.  There have been no material changes in unrecognized tax benefits since January 1, 2007.  The known tax attributes which can influence the Corporation’s effective tax rate is the utilization of net operating loss carryforwards subject to the limitations under Internal Revenue Code section 382.

The Corporation is subject to income taxes in the U.S. federal jurisdiction, as well as various state jurisdictions.  Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply.  With few exceptions, the Corporation is no longer subject to U.S. federal, state and local, or non U.S. income tax examinations by tax authorities for the years before 2008.

The Corporation will recognize, if applicable, interest accrued related to unrecognized tax liabilities in interest expense and penalties in operating expenses.

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the three months ended March 31, 2011 and 2010

7.       Income Taxes (continued)

Federal income tax on earnings differs from that computed at the statutory corporate tax rate for the periods ended March 31, 2011 and 2010:

	2011	2010
	(Dollars in thousands)
Federal income taxes at statutory rate of 34%	$188	$262
Increase (decrease) in taxes resulting primarily from:
Stock compensation	(4)	23
Nontaxable interest income	(6)	(5)
Cash surrender value of life insurance	(13)	(12)
Utilization of net operating loss carryforwards, previously reserved	(166)	-
Other	1	(1)

Federal income taxes per financial statements	$-	$267

Effective tax rate	0%	34.7%

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

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the three months ended March 31, 2011 and 2010

8.       Disclosures About Fair Value of Assets and Liabilities (continued)

Fair Value Measurements at March 31, 2011 and December 31, 2010

	Quoted prices
	in active	Significant	Significant
	markets for	other	other
	identical	observable	unobservable
	assets	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)

Securities available for sale at March 31, 2011:
U.S. Government agency securities	-	$96,500	-
Municipal obligations	-	$3,023	-
Mortgage-backed securities	-	$8,609	-

Securities available for sale at December 31, 2010:
U.S. Government agency securities	-	$87,009	-
Municipal obligations	-	$1,373	-
Mortgage-backed securities	-	$4,279	-

The Corporation is predominately an asset-based lender with real estate serving as collateral on a substantial majority of loans.  Loans which are deemed to be impaired are primarily valued on a nonrecurring basis at the fair values of the underlying real estate collateral.  In addition, on the acquisition date the Corporation independently fair valued $25.0 million of First Franklin’s impaired loans, as well as $173.2 million of performing loans.  First Franklin’s impaired loans subject to fair value write-downs are not included in Cheviot Financial’s non-performing loan totals.  Such loans are considered performing under Topic ASC 310-30, even though the loans are contractually past due, as any nonpayment of contractual principal or interest is considered in the periodic re-estimation of expected cash flows and the resulting loss provisions or future period yield adjustments. The fair values were obtained using independent appraisals, which the Corporation considers to be Level 2 inputs.  The aggregate carrying amount of the Corporation’s impaired loans at March 31, 2011 was approximately $4.3 million, compared to approximately $4.9 million at December 31, 2010.

The Corporation has real estate acquired through foreclosure totaling $4.5 million and $2.0 million at March 31, 2011 and December 31, 2010, respectively.  Real estate acquired through foreclosure is carried at the lower of the cost or fair value less estimated selling expenses at the date of acquisition. Fair values are obtained using independent appraisals, based on comparable sales which the Corporation considers to be Level 2 inputs.  The aggregate amount of real estate acquired through foreclosure that is carried at fair value was approximately $3.7 million at March 31, 2011 and $1.1 million at December 31, 2010.  The aggregate amount of real estate acquired through foreclosure which is carried at historic cost totaled $834,000 at March 31, 2011.

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the three months ended March 31, 2011 and 2010

9.       Effects of Recent Accounting Pronouncements

We adopted the following accounting guidance in 2011 none of which had a material effect, if any, on our consolidated financial position or results of operations.

In January 2010, the FASB issued ASU No. 2010-06 “Improving Disclosures About Fair Value Measurements,” which amends the guidance for fair value measurements and disclosures. The guidance in ASU 2010-06 requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and to describe the reasons for the transfers. Furthermore, ASU 2010-06 requires a reporting entity to present separately information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements using significant unobservable inputs; clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value; and amends guidance on employers’ disclosures about postretirement benefit plan assets to require that disclosures be provided by classes of assets instead of by major categories of assets. The new guidance is effective for interim and annual reporting periods beginning January 1, 2010, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective January 1, 2011 and for interim periods thereafter. In the period of initial adoption, entities will not be required to provide the amended disclosures for any previous periods presented for comparative purposes. Early adoption is permitted. The adoption of this guidance did not have a significantly impact our annual and interim financial statement disclosures and did not have any impact on our consolidated financial statements.

In December 2010, the FASB issued ASU 2010-28, “When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.” This ASU modifies Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating an impairment may exist. The qualitative factors are consistent with the existing guidance, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. For public entities, the amendments in this Update are effective for fiscal year, and interim periods within those years, beginning after December 15, 2010.  Adoption of this guidance on January 1, 2011 did not have a material effect on the Corporation’s results of operation or financial position.

In December 2010, the FASB issued ASU 2010-29, “Disclosure of Supplementary Pro Forma Information for Business Combinations.” The amendments in this update specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the current and comparable prior annual reporting period.  The amendments also expand the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments in this Update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010.  Management has provided the required pro forma disclosures related to the First Franklin acquisition in Note 11 herein.

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the three months ended March 31, 2011 and 2010

9.       Effect of Recent Accounting Pronouncements (continued)

In April 2011, the FASB ASU No. 2011-02, “Receivables (Topic 310) - A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.” ASU 2011-02 clarifies which loan modifications constitute troubled debt restructurings and is intended to assist creditors in determining whether a modification of the terms of a receivable meets the criteria to be considered a troubled debt restructuring, both for purposes of recording an impairment loss and for disclosure of troubled debt restructurings. In evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude, under the guidance clarified by ASU 2011-02, that both of the following exist: (a) the restructuring constitutes a concession; and (b) the debtor is experiencing financial difficulties. ASU 2011-02 will be effective for the Corporation on July 1, 2011, and applies retrospectively to restructurings occurring on or after January 1, 2011. Adoption of ASU 2011-02 is not expected to have a significant impact on the Corporation’s financial statements.

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

The following methods and assumptions were used by the Corporation in estimating its fair value disclosures for financial instruments at March 31, 2011:

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

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the three months ended March 31, 2011 and 2010

10.      Fair Value of Financial Instruments (continued)

Deposits:  The fair value of NOW accounts, passbook accounts, and money market demand deposits is deemed to approximate the amount payable on demand at March 31, 2011.  Fair values for fixed-rate certificates of deposit have been estimated using a discounted cash flow calculation using the interest rates currently offered for deposits of similar remaining maturities.

Advances from the Federal Home Loan Bank:  The fair value of these advances is estimated using the rates currently offered for similar advances of similar remaining maturities or, when available, quoted market prices.

Advances by Borrowers for Taxes and Insurance: The carrying amount of advances by borrowers for taxes and insurance is deemed to approximate fair value.

Commitments to extend credit:  For fixed-rate loan commitments, the fair value estimate considers the difference between current levels of interest rates and committed rates.  At March 31, 2011, the fair value of the derivative loan commitments was not material.

The estimated fair values of the Company’s financial instruments at March 31, 2011 and December 31, 2010 are as follows:

	March 31, 2011		December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)		(In thousands)
Financial assets
Cash and cash equivalents	$23,678	$23,678	$18,149	$18,149
Investment securities	99,523	99,523	88,382	88,382
Mortgage-backed securities	13,228	13,737	9,058	9,195
Loans receivable - net	414,378	422,727	225,438	233,272
Federal Home Loan Bank stock	8,366	8,366	3,375	3,375

	$559,173	$568,031	$344,402	$352,373

Financial liabilities
Deposits	$481,052	$481,304	$257,852	$257,672
Advances from the Federal Home Loan Bank	46,997	48,323	27,300	30,597
Advances by borrowers for taxes and insurance	2,217	2,217	1,440	1,440

	$530,266	$531,844	$286,592	$289,709

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the three months ended March 31, 2011 and 2010

11.   Acquisition Activity

First Franklin Corporation

As previously stated, on March 16, 2011, Cheviot Financial, and its wholly owned subsidiary, Cheviot Savings Bank, completed the acquisition of First Franklin and its wholly-owned subsidiary, Franklin Savings.  The acquisition was consummated in accordance with an Agreement and Plan of Merger (the “Merger Agreement”), dated as of October 12, 2010, by and among Cheviot Financial Corp., Cheviot Savings Bank, Cheviot Merger Subsidiary, Inc., First Franklin and Franklin Savings.

At the effective time of the acquisition, each share of common stock, par value $0.01 per share, of First Franklin (other than shares owned by First Franklin, Cheviot Financial, Cheviot Savings Bank and Merger Subsidiary) was converted into the right to receive $14.50 in cash.  Each First Franklin stock option outstanding at the time of the closing was converted into an amount of cash equal to the positive difference, if any, between $14.50 and the exercise price of such stock option.  The aggregate cash consideration paid in the acquisition (including the cancellation of stock options) was approximately $24.7 million.

The acquired assets and assumed liabilities were measured at estimated fair values, as required by FASB under Business Combinations.  Management made significant estimates and exercised significant judgment in accounting for the acquisition.  Management measured loan fair values based on loan file reviews (including borrower financial statements or tax returns), appraised collateral values, expected cash flows and historical loss factors of Franklin Savings.  Real estate acquired through foreclosure was primarily valued based on appraised collateral values.  The Company also recorded an identifiable intangible asset representing the core deposit base of Franklin Savings based on management’s evaluation of the cost of such deposits relative to alternative funding sources.  Management used significant estimates including the average lives of depository accounts, future interest rate levels and the cost of servicing various depository products.  Management used market quotations to fair value investment securities and FHLB advances.

The business combination resulted in the acquisition of loans with and without evidence of credit quality deterioration.  First Franklin’s loans were deemed impaired at the acquisition date if Cheviot Financial did not expect to receive all contractually required cash flows due to concerns about credit quality.  Such loans were fair valued and the difference between contractually required payments at the acquisition date and cash flows expected to be collected was recorded as a nonaccretable difference.  At the acquisition date, Cheviot Financial recorded $25.0 million of purchased credit-impaired loans subject to a nonaccretable difference of $5.5 million.  The method of measuring carrying value of purchased loans differs from loans originated by the Company (originated loans), and as such, the Company identifies purchased loans and purchased loans with a credit quality discount and originated loans at amortized cost.

First Franklin's loans without evidence of credit deterioration were fair valued by discounting both expected principal and interest cash flows using an observable discount rate for similar instruments that a market participant would consider in determining fair value. Additionally, consideration was given to management’s best estimates of default rates and payment speeds.  At acquisition, First Franklin’s loan portfolio without evidence of deterioration totaled $173.2 million and was recorded at a fair value of $171.6 million.

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the three months ended March 31, 2011 and 2010

11. Acquisition Activity (continued)

The following table summarizes the purchase of First Franklin as of March 16, 2011:

Purchase Price
First Franklin common shares outstanding (in millions)	1,693
Purchase price per share of First Franklin’s common stock	$14.50
Total value of the First Franklin’s common stock	$24,549
Fair value of outstanding employee stock awards	131

Total purchase price	$24,680

Allocation of purchase price
Stockholders’ equity	$16,365

Pre-tax adjustments to reflect acquired assets and liabilities at fair value:
Loans receivable	2,365
Real estate owned	750
Office premises and equipment	(1,970)
Core deposit intangible	(1,298)
Certificates of deposit	2,718
Advances from the Federal Home Loan Bank	838
Other assets/liabilities	(427)
Pre-tax total adjustments	2,976

Deferred income taxes	(1,047)
After-tax total adjustments	1,929
Fair value of net assets acquired	14,436

Goodwill resulting from the First Franklin acquisition	$10,244

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the three months ended March 31, 2011 and 2010

11. Acquisition Activity (continued)

The following condensed statement reflects the values assigned to First Franklin’s net assets as of the acquisition date:

March 16, 2011
(in thousands)
Assets:
Cash and cash equivalents	$20,480
Investment securities	15,618
Mortgage-backed securities	4,497
Loans receivable – net	196,618
Real estate acquired through foreclosure	2,404
Office premises and equipment	4,927
Goodwill and intangible assets	11,542

Other assets	21,475
Total Assets	$277,561

Liabilities:
Deposits	$221,528
Advances from the Federal Home Loan Bank	23,216
Other borrowings	1,490
Accrued expenses and other liabilities	6,647
Total liabilities	252,881

Fair value of net assets acquired	$24,680

The Corporation recorded goodwill and other intangibles associated with the purchase of First Franklin and Franklin Savings totaling $11.5 million.  Goodwill is not amortized, but is periodically evaluated for impairment.  The Corporation did not recognize any impairment during the quarter ended March 31, 2011.  The carrying amount of the goodwill at March 31, 2011 was $10.2 million.

Identifiable intangibles are amortized to their estimated residual values over the expected useful lives.  Such lives are also periodically reassessed to determine if any amortization period adjustments are required.  During the quarter ended March 31, 2011, no such adjustments were recorded.  The identifiable intangible asset consists of a core deposit intangible which is being amortized on an accelerated basis over the useful life of such asset. The gross carrying amount of the core deposit intangible at March 31, 2011 was $1.3 million with no accumulated amortization as of that date.

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the three months ended March 31, 2011 and 2010

11. Acquisition Activity (continued)

As of March 31, 2011, the current year and estimated future amortization expense for the core deposit intangible was:

	2011	$270
	2012	282
	2013	206
	2014	149
	2015	116
	2016	110
	2017	110
	2018	55
Total		$1,298

The following pro forma financial information reflects Cheviot Financial’s revenue and results of operations as if the First Franklin acquisition had occurred as of January 1, 2011 and 2010.  The pro forma information is presented for information purposes only and is not indicative of results of operations that would have been achieved if the acquisition had taken place as of January 1, 2011 and January 1, 2010, respectively, nor is such information indicative of any future results.

	Quarter Ended March 31, 2011 (in thousands)
	Cheviot Financial	First Franklin	Pro-Forma(1) Adjustments	Pro Forma Combined
Revenue	$4,207	$3,270	$-	$7,477

Net earnings (loss)	$552	$(1,846)	$(2,508)	$(3,802)

Basic and diluted loss per share				$(.43)

	Quarter Ended March 31, 2010 (in thousands)
	Cheviot Financial	First Franklin	Pro-Forma(1) Adjustments	Pro Forma Combined
Revenue	$4,189	$4,301	$-	$8,490

Net earnings (loss)	$503	$(82)	$(2,508)	$(2,087)

Basic and diluted loss per share				$(.24)

(1)The pro-forma adjustments relate to the First Franklin’s pre-tax payment of $3.4 million in contractual liabilities for change in control and 407,000 in pre-tax transaction costs as if the transaction occurred on January 1, 2011 and 2010, respectively.

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the three months ended March 31, 2011 and 2010

12.       Financing Receivables

The recorded investment in loans was as follows as of March 31, 2011:

	One-to four Family Residential	Multi-family Residential	Construction		Commercial	Consumer	Total
Purchased loans	$136,691	$15,537	$-		$44,887	$5,263	$202,378
Credit quality discount	(2,737)	(208)	-		(2,370)	(1,808)	(7,123)
Purchased loans book value	133,954	15,329	-		42,517	3,455	195,255
Originated loans (1)	188,572	8,255	5,609	(2)	19,650	237	222,323
Ending balance	$322,526	$23,584	$5,609		$62,167	$3,692	$417,578
(1)	Includes loans held for sale
(2)	Before consideration of undisbursed Loans-in-process

The carrying amount of purchased loans consisting of credit-impaired purchased loans and non-impaired purchased loans is shown in the following table as of March 31, 2011.

	Non-impaired Purchased Loans	Credit Impaired Purchased Loans

One-to-four family residential	$125,777	$8,177
Multi-family residential	14,219	1,110
Construction	-	-
Commercial	33,602	8,915
Consumer	2,178	1,277
Total	$175,776	$19,479

The following summarizes activity in the allowance for credit losses:

	March 31, 2011
	One-to four Family Residential	Multi-family Residential	Construction	Commercial	Consumer	Total

Allowance for loan losses:

Beginning balance	$979	$49	$33	$180	$1	$1,242
Provision	49	73	-	26	2	150
Charge-offs	(26)	-	(21)	-	-	(47)
Recoveries	-	-	-	-	-	-

Ending balance	$1,002	$122	$12	$206	$3	$1,345

Ending balance:
Individually evaluated for impairment	$356	$-	$-	$-	$-	$356

Ending balance:
Collectively evaluated for impairment	$646	$122	$12	$206	$3	$989

Loans receivable:

Ending balance	$322,526	$23,584	$5,609	$62,167	$3,692	$417,578

Ending balance:
Individually evaluated for impairment (1)	$131,209	$14,219	$-	$33,824	$2,178	$181,430

Ending balance:
Collectively evaluated for impairment	$183,140	$8,255	$5,609	$19,428	$237	$216,669

Ending balance:
Loans acquired with deteriorated credit quality	$8,177	$1,110	$-	$8,915	$1,277	$19,479

(1)  Includes loans acquired from First Franklin of $175,776

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the three months ended March 31, 2011 and 2010

12. Financing receivables (continued)

	December 31, 2010
	One-to four Family Residential	Multi-family Residential	Construction	Commercial	Consumer	Total
Allowance for loan losses:

Beginning balance	$892	$30	$28	$75	$-	$1,025
Provision	364	19	5	161	1	550
Charge-offs	(277)	-	-	(56)	-	(333)
Recoveries	-	-	-	-	-	-

Ending balance	$979	$49	$33	$180	$1	$1,242

Ending balance:
Individually evaluated for impairment	$217	$-	$-	$-	$-	$217

Ending balance:
Collectively evaluated for impairment	$762	$49	$33	$180	$1	$1,025

Ending balance:
Loans acquired with deteriorated credit quality	$-	$-	$-	$-	$-	$-

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the three months ended March 31, 2011 and 2010

12. Financing receivables (continued)

	December 31, 2010
	One-to four Family Residential	Multi-family Residential	Construction	Commercial	Consumer	Total
Loans receivable:

Ending balance	$195,801	$8,594	$7,081	$19,329	$207	$231,012

Ending balance:
Individually evaluated for impairment	$4,989	$-	$-	$222	$-	$5,211

Ending balance:
Collectively evaluated for impairment	$190,812	$8,594	$7,081	$19,107	$207	$225,801

Ending balance:
Loans acquired with deteriorated credit quality	-	-	-	-	-	-

The Company assigns credit risk grades to evaluated loans using grading standards employed by regulatory agencies.  Loans judged to carry lower-risk attributes assigned a “pass” grade, with a minimal likelihood of loss.  Loans judged to carry a higher-risk attributes are referred to as “classified loans” and are further disaggregated, with increasing expectations for loss recognition, as “substandard”, “doubtful”, and “loss”.  The Loan Classification of Assets committee assigns the credit risk grades to loans and reports to the board on a monthly basis the “classified asset” report.

The following table summarizes the credit risk profile by internally assigned grade:

	Originated Loans at March 31, 2011
	One-to four Family Residential	Multi-family Residential	Construction	Commercial	Consumer	Total

Grade:
Pass	$183,140	$8,255	$5,609	$19,428	$237	$216,669
Special mention	-	-	-	-	-	-
Substandard	5,432	-	-	222	-	5,654
Doubtful	-	-	-	-	-	-
Loss	-	-	-	-	-	-
Total	$188,572	$8,255	$5,609	$19,650	$237	$222,323

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the three months ended March 31, 2011 and 2010

12. Financing receivables (continued)

	Loans Receivable at December 31, 2010
	One-to four Family Residential	Multi-family Residential	Construction	Commercial	Consumer	Total

Grade:
Pass	$190,812	$8,594	$7,081	$19,107	$207	$225,801
Special mention	-	-	-	-	-	-
Substandard	4,989	-	-	222	-	5,211
Doubtful	-	-	-	-	-	-
Loss	-	-	-	-	-	-
Total	$195,801	$8,594	$7,081	$19,329	$207	$231,012

	Purchased Loans at March 31, 2011
	One-to four Family Residential	Multi-family Residential	Construction	Commercial	Consumer	Total

Grade:
Pass	$120,862	$15,007	$-	$32,983	$5,207	$174,059
Special mention	2,685	107	-	7,670	30	10,492
Substandard	6,066	424	-	4,235	406	11,131
Doubtful	-	-	-	-	-	-
Loss	-	-	-	-	-	-
Total	$129,613	$15,538	$-	$44,888	$5,643	$195,682

The following tables summarizes loans by delinquency, nonaccrual status and impaired loans:

Age Analysis of Past Due Originated Loans Receivable
As of March 31, 2011
	30-89 Days Past Due	Over 90 days Past Due	Total Past Due	Current and Accruing	Nonaccrual	Total Loans	Recorded Investment 90 Days and Accruing

Real Estate:
1-4 family Residential	$670	$4,104	$4,774	$184,468	$4,104	$188,572	-
Multi-family Residential	-	-	-	8,255	-	8,255	-
Construction	-	-	-	5,609	-	5,609	-
Commercial	54	205	259	19,445	205	19,650	-
Consumer	-	-	-	237	-	237	-
Total	$724	$4,309	$5,033	$218,014	$4,309	$222,323	-

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the three months ended March 31, 2011 and 2010

12. Financing receivables (continued)

Age Analysis of Past Due Originated Loans Receivable
As of December 31, 2010

	30-89 Days Past Due	Over 90 days Past Due	Total Past Due	Current and accruing	Nonaccrual	Total Loans	Recorded Investment 90 Days and Accruing

Real Estate:
1-4 family Residential	$1,017	$4,695	$5,712	$191,106	$4,695	$195,801	-
Multi-family Residential	-	-	-	8,594	-	8,594	-
Construction	-	-	-	7,081	-	7,081	-
Commercial	46	160	206	19,169	160	19,329	-
Consumer	-	-	-	207	-	207	-
Total	$1,063	$4,855	$5,918	$226,157	$4,855	$231,012	-

Age Analysis of Past Due Purchased Loans Receivable
As of March 31, 2011

	30-89 Days Past Due	Over 90 days Past Due	Total Past Due	Current and Accruing	Nonaccrual	Total Loans	Recorded Investment 90 Days and Accruing

Real Estate:
1-4 family Residential	$873	$4,790	$5,663	$129,164	$4,790	$133,954	-
Multi-family Residential	-	14	14	15,315	14	15,329	-
Construction	-	-	-	-	-	-	-
Commercial	-	1,917	1,917	40,600	1,917	42,517	-
Consumer	9	22	31	3,433	22	3,455	-
Total	$882	$6,743	$7,625	$188,512	$6,743	$195,255	-

Impaired Loans
As of March 31, 2011

	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized

Purchased loans with no related allowance recorded:
Real Estate:
1-4 family Residential	$8,177	$8,177	$-	$102	$10
Multi-family Residential	1,110	1,110	-	185	-
Construction	-	-	-	-	-
Commercial	8,915	8,915	-	469	5
Consumer	1,277	1,277	-	40	3
Total	$19,479	$19,479	$-	$796	$18

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the three months ended March 31, 2011 and 2010

12. Financing receivables (continued)
	Impaired Loans As of March 31, 2011

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
Originated loans with no related allowance recorded
Real Estate:
1-4 family Residential	$4,775	$4,775	$-	$104	$8
Commercial	222	222	-	111	-
Consumer	-	-	-	-	-
Total	$4,997	$4,997	$-	$215	$8
Originated loans with an allowance recorded:
Real Estate:
1-4 family Residential	$465	$821	$356	$39	$-
Consumer	-	-	-	-	-
Total	$465	$821	$356	$39	$-
Total:
Real Estate:
1-4 family Residential	$13,417	$13,773	$356	$245	$18
Multi-family Residential	1,110	1,110	-	185	-
Construction	-	-	-	-	-
Commercial	9,137	9,137	-	580	5
Consumer	1,277	1,277	-	40	3
Total	$24,941	$25,297	$356	$1,050	$26

	Impaired Loans As of December 31, 2010

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized

Originated loans
with no related
allowance recorded:
Real Estate:
1-4 family	$4,038	$4,038	$-	$104	$126
Residential
Multi-family
Residential	-	-	-	-	-
Construction	-	-	-	-	-
Commercial	222	222	-	111	2
Consumer	-	-	-	-	-
Total	$4,260	$4,260	$-	$215	$128

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the three months ended March 31, 2011 and 2010

12. Financing receivables (continued)

	Impaired Loans
	As of December 31, 2010

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
Originated with
an allowance recorded:
Real Estate:
1-4 family Residential	$734	$951	$217	$56	$9
Multi-family Residential	-	-	-	-	-
Construction	-	-	-	-	-
Commercial	-	-	-	-	-
Consumer	-	-	-	-	-
Total	$734	$951	$217	$56	$9
Total:
Real Estate:
1-4 family Residential	$4,772	$4,989	$217	$160	$135
Multi-family Residential	-	-	-	-	-
Construction	-	-	-	-	-
Commercial	222	222	-	111	2
Consumer	-	-	-	-	-
Total	$4,994	$5,211	$217	$203	$137

13.       Sale-leaseback Transaction

The Corporation assumed a sales-leaseback liability of First Franklin in the acquisition totaling $1.2 million.  First Franklin’s main office was sold in 2010 to an unrelated party and leased back under a 15 year lease that requires annual lease payments of approximately $132,000.  Future minimum payments under the finance obligation are as follows:
(in thousands)
2011	$99
2012	136
2013	139
2014	143
2015	146
Thereafter	1,553
$2,216

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

Recent Developments

Acquisition of First Franklin Corporation

On March 16, 2011, Cheviot Financial, and its wholly owned subsidiary, Cheviot Savings Bank, completed the acquisition of First Franklin and its wholly-owned subsidiary, Franklin Savings.  The acquisition was consummated in accordance with an Agreement and Plan of Merger (the “Merger Agreement”), dated as of October 12, 2010, by and among Cheviot Financial Corp., Cheviot Savings Bank, Cheviot Merger Subsidiary, Inc., First Franklin and Franklin Savings.

At the effective time of the acquisition, each share of common stock, par value $0.01 per share, of First Franklin (other than shares owned by First Franklin, Cheviot Financial, Cheviot Savings Bank and Merger Subsidiary) was converted into the right to receive $14.50 in cash.  Each First Franklin stock option outstanding at the time of the closing was converted into an amount of cash equal to the positive difference, if any, between $14.50 and the exercise price of such stock option.  The aggregate cash consideration paid in the acquisition (including the cancellation of stock options) totaled of approximately $24.7 million.

The business combination resulted in the acquisition of loans with and without evidence of credit quality deterioration.  First Franklin’s loans were deemed impaired at the acquisition date if Cheviot Financial did not expect to receive all contractually required cash flows due to concerns about credit quality.  Such loans were fair valued and the difference between contractually required payments at the acquisition date and cash flows expected to be collected was recorded as a nonaccretable difference.  At the acquisition date, Cheviot Financial recorded $25.0 million of purchased credit-impaired loans subject to a nonaccretable difference of $5.5 million.  The method of measuring carrying value of purchased loans differs from loans originated by the Company (originated loans), and as such, the Company identifies purchased loans and purchased loans with a credit quality discount and originated loans at amortized cost.

First Franklin's loans without evidence of credit deterioration were fair valued by discounting both expected principal and interest cash flows using an observable discount rate for similar instruments that a market participant would consider in determining fair value.  Additionally, consideration was given to management’s best estimates of default rates and payment speeds.  At acquisition, First Franklin’s loan portfolio without evidence of deterioration totaled $173.2 million and was recorded at a fair value of $171.6 million.

As a result of the acquisition, the Corporation now has a total of 13 branches located in Hamilton County.   One branch is expected to be closed in May 2011.  At acquisition, First Franklin had total assets of $265.8 million, deposits of $218.8 million and stockholders’ equity of $16.4 million. We recognize that components of our non-interest expense will increase as we integrate the personnel and operations of First Franklin. We believe however that these costs will more than be offset by the synergies which can be expected from a larger financial institution and the enhanced profitability potential we will have operating as an institution with over $600 million in assets.

Cheviot Financial Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)

Recent Developments (continued)

Legislative Developments

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
☐
Make permanent the $250,000 limit for federal deposit insurance and increase the cash limit of Securities Investor Protection Corporation protection from $100,000 to $250,000, and provide unlimited federal deposit insurance until January 1, 2013, for non-interest bearing demand transaction accounts at all insured depository institutions.

☐	Repeal the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts.
☐	Increase the authority of the Federal Reserve to examine the Corporation and its non-bank subsidiaries.

Cheviot Financial Corp. will become a bank holding company subject to regulation and supervision by the Board of Governors of the Federal Reserve System and the Savings Bank will be regulated by the FDIC, in each case, instead of the Office of Thrift Supervision.  As a bank holding company, Cheviot Financial Corp. will become subject to regulatory capital requirements it is not currently subject to as a savings and loan holding company and certain additional restrictions on its activities. In addition, compliance with new regulations and being supervised by one or more new regulatory agencies could increase our expenses.

Many aspects of the act are subject to rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact on the Corporation, its customers or the financial industry.  Provisions in the legislation that affect deposit insurance assessments and payment of interest on demand deposits could increase the costs associated with deposits as well as place limitations on certain revenues those deposits may generate.

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

The analysis has two components, specific and general allocations.  Specific allocations are made for unconfirmed losses related to loans that are determined to be impaired. Impairment is measured by determining the present value of expected future cash flows or, for collateral-dependent loans, the fair value of the collateral adjusted for market conditions and selling expenses.  If the fair value of the loan is less than the loan’s carrying value, a charge-off is recorded for the difference.  The general allocation is determined by segregating the remaining loans by type of loan, risk weighting (if applicable) and payment history.  We also analyze historical loss experience, delinquency trends, general economic conditions and geographic and industry concentrations. This  analysis  establishes  factors  that are  applied  to the loan  groups  to determine  the  amount  of  the  general  allowance.   Actual loan losses may be significantly more than the allowances we have established which could result in a material negative effect on our financial results.

The acquired assets and assumed liabilities of First Franklin were measured at estimated fair values, as required by FASB under Business Combinations.  Management made significant estimates and exercised significant judgment in accounting for the acquisition.  Management measured loan fair values based on loan file reviews (including borrower financial statements or tax returns), appraised collateral values, expected cash flows and historical loss factors of Franklin Savings.  Real estate acquired through foreclosure was primarily valued based on appraised collateral values.  The Corporation also recorded an identifiable intangible asset representing the core deposit base of Franklin Savings based on management’s evaluation of the cost of such deposits relative to alternative funding sources.  Management used significant estimates including the average lives of depository accounts, future interest rate levels, the cost of servicing various depository products and other significant estimates.  Management used market quotations to determine the fair value of investment securities and FHLB advances.

Cheviot Financial Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)

Critical Accounting Policies (continued)

The acquired assets of First Franklin and Franklin Savings include loans receivable.  Loans receivable acquired with a deteriorated credit quality amounted to $25.0 million with a related credit quality discount of $5.5 million.  The method of measuring carrying value of purchased loans differs from loans originated by the Corporation, and as such, the Corporation identifies purchased loans and purchased loans with a credit quality discount.

We classify our investments in debt and equity securities as either held-to-maturity or available-for-sale. Securities classified as held-to maturity are recorded at cost or amortized cost. Available-for-sale securities are carried at fair value. We obtain our estimated fair values from a third party service. This service’s fair value calculations are based on quoted market prices when such prices are available. If quoted market prices are not available, estimates of fair value are computed using a variety of techniques, including extrapolation from the quoted prices of similar instruments or recent trades for thinly traded securities, fundamental analysis, or through obtaining purchase quotes. Due to the subjective nature of the valuation process, it is possible that the actual fair values of these investments could differ from the estimated amounts, thereby affecting our financial position, results of operations and cash flows. If the estimated value of investments is less than the cost or amortized cost, we evaluate whether an event or change in circumstances has occurred that may have a significant adverse effect on the fair value of the investment. If such an event or change has occurred and we determine that the impairment is other-than-temporary, we expense the impairment of the investment in the period in which the event or change occurred. We also consider how long a security has been in a loss position in determining if it is other than temporarily impaired. Management also assesses the nature of the unrealized losses taking into consideration factors such as changes in risk -free interest rates, general credit spread widening, market supply and demand, creditworthiness of the issuer, and quality of the underlying collateral.

Discussion of Financial Condition Changes at December 31, 2010 and at March 31, 2011

Total assets increased $249.4 million, or 69.6%, to $607.4 million at March 31, 2011, from $358.1 million at December 31, 2010.  The increase in total assets is primarily the result of the First Franklin acquisition.  As a result of the acquisition, Cheviot Financial Corp. recorded increases in cash and cash equivalents, investment securities, mortgage-backed securities and loans receivable.

Cash, federal funds and interest-earning deposits increased $5.5 million, or 30.5% to $23.7 million at March 31, 2011.  The increase in cash and cash equivalents at March 31, 2011 was due to a $6.5 million increase in interest-earning deposits, which was partially offset by a decrease in cash and due from banks of $271,000 and a decrease in federal funds sold of $695,000.  Investment securities increased $11.1 million, or 12.6%, to $99.5 million at March 31, 2011. The increase in investment securities is primarily the result of $15.6 million in investment securities acquired from First Franklin, offset by approximately $5.0 million of investments securities maturities.  At March 31, 2011, all investment securities were classified as available for sale.

Mortgage-backed securities increased $4.2 million, or 46.0%, to $13.2 million at March 31, 2011, from $9.1 million at December 31, 2010.  The increase in mortgage-backed securities was due primarily to $4.5 million of mortgage-backed securities designated as available for sale acquired from First Franklin.  During the three months ended March 31, 2011, there were principal prepayments and repayments totaling approximately $496,000.  At March 31, 2011, $8.6 million of mortgage-backed securities were classified as available for sale, while $4.6 million were classified as held to maturity.  As of March 31, 2011, none of the mortgage-backed securities were considered other than temporarily impaired.

Cheviot Financial Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)

Discussion of Financial Condition Changes at December 31, 2010 and at March 31, 2011 (continued)

Loans receivable, including loans held for sale, increased $188.9 million, or 83.8%, to $414.4 million at March 31, 2011, from $225.4 million at December 31, 2010.  The increase in loans receivable is the result of acquiring approximately $198.7 million in net loans receivable in the First Franklin acquisition.  In addition, the change in net loans receivable reflects loan sales totaling $9.5 million and loan principal repayments of $11.5 million, which were partially offset by loan originations of $14.0 million. The change in the composition of the Corporation’s assets reflects management’s decision to take advantage of opportunities to obtain a higher rate of return by selling certain mortgage loans and recording gains, while simultaneously mitigating interest rate risk.

The allowance for loan losses totaled $1.4 million and $1.2 million at March 31, 2011 and December 31, 2010, respectively.  In determining the adequacy of the allowance for loan losses at any point in time, management and the board of directors apply a systematic process focusing on the risk of loss in the portfolio.  First, the loan portfolio is segregated by loan types to be evaluated collectively and loan types to be evaluated individually.  Delinquent multi-family and commercial loans are evaluated individually for potential impairments in their carrying value.  Second, the allowance for loan losses entails utilizing our historic loss experience by applying such loss percentage to the loan types to be collectively evaluated in the portfolio.  The $150,000 provision for losses on loans during the quarter ended March 31, 2011 is a reflection of these factors, weaker economic conditions in the greater Cincinnati area, and the need to provide approximately $131,000 in specific reserves for four residential properties with principal balances totaling $202,000.  The analysis of the allowance for loan losses requires an element of judgment and is subject to the possibility that the allowance may need to be increased, with a corresponding reduction in earnings. As stated previously, Cheviot Financial’s allowance at March 31, 2011 does not include any credit quality discount related to loans acquired from First Franklin.  To the best of management’s knowledge, all known and inherent losses that are probable and that can be reasonably estimated have been recorded at March 31, 2011.

Non-performing and impaired loans totaled $4.3 million and $4.9 million at March 31, 2011 and December 31, 2010, respectively.  At March 31, 2011, non-performing and impaired loans were comprised of eighty-nine loans secured by one- to four-family residential real estate and $2.0 million in non-residential loans. At March 31, 2011 and December 31, 2010 real estate acquired through foreclosure was $4.5 million and $2.0 million, respectively.  The allowance for loan losses represented 20.8% and 25.6% of Cheviot Financial’s non-performing and impaired loans at March 31, 2011 and December 31, 2010, respectively.  Although management believes that the Corporation’s allowance for loan losses conforms with generally accepted accounting principles based upon the available facts and circumstances, there can be no assurance that additions to the allowance will not be necessary in future periods, which would adversely affect our results of operations.

Deposits increased $223.2 million or 86.6%, to $481.1 million at March 31, 2011, from $257.9 million at December 31, 2010.  The increase in deposits as a result of the acquisition was approximately $218.8 million.  Advances from the Federal Home Loan Bank of Cincinnati increased by $19.7 million, or 72.2%, to $47.0 million at March 31, 2011, from $27.3 million at December 31, 2010.  The increase is a result of assuming $22.4 million in advances as a result of the acquisition with First Franklin Corporation.  During the three months ended March 31, 2011, the Corporation had proceeds from Federal Home Loan Bank advances of $11.0 million, which were partially offset by repayments of $14.5 million.

Shareholders’ equity increased $341,000, or 0.5%, from December 31, 2010.  The increase primarily resulted from net earnings of $552,000 and a decrease in unrealized losses on securities of $200,000, which was partially offset by dividends paid of $408,000.  Dividends declared by the Corporation were waived by the Corporation’s mutual holding company parent. At March 31, 2011, Cheviot Financial had the ability to purchase an additional 360,818 shares under its announced stock repurchase plan.

Cheviot Financial Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)

Discussion of Financial Condition Changes at December 31, 2010 and at March 31, 2011 (continued)

Liquidity and Capital Resources

We monitor our liquidity position on a daily basis using reports that recap all deposit activity and loan commitments. A significant portion of our deposit base is comprised of time deposits.  At March 31, 2011, $153.2 million of time deposits are due to mature within one year.  The daily deposit activity report allows us to price our time deposits competitively.  Because of this and our deposit retention experience, we anticipate that a significant portion of maturing time deposits will be retained. At March 31, 2011, we had loan commitments of $537,000. Our loan commitments are funded or expire within 45 days from the date of the commitment.

Borrowings from the Federal Home Loan Bank of Cincinnati increased $19.7 million during the three months ended March 31, 2011.  We have the ability to increase such borrowings by approximately $125 million. The additional borrowings can be used to offset any decrease in customer deposits or to fund loan commitments.  The Corporation’s other borrowings were primarily limited to $1.4 million of lease obligations.

Comparison of Operating Results for the Three-Month Periods Ended March 31, 2011 and 2010

General

Net earnings for the three months ended March 31, 2011 totaled $552,000, a $49,000 increase from the $503,000 in net earnings reported for the March 2010 period.  The increase in net earnings reflects an increase in net interest income of $16,000, an increase in other income of $78,000 and a decline in federal income taxes of $267,000, all of which were partially offset by an increase in the provision for losses on loans of $110,000 and an increase in general, administrative and other expense of $202,000.

Net Interest Income

Total interest income decreased $60,000, or 1.5%, to $3.9 million for the three-months ended March 31, 2011, from the comparable quarter in 2010.   Interest income on loans decreased $118,000, or 3.4%, to $3.4 million during the 2011 period from $3.5 million for the 2010 period.  This decrease was due primarily to a 47 basis point decrease in the weighted-average yield to 5.25% from 5.72%, which was partially offset by an increase in the average balance of loans outstanding of $12.7 million, or 5.2% in the 2011 quarter.

Interest income on mortgage-backed securities decreased $36,000, or 41.9%, to $50,000 for the three months ended March 31, 2011, from $86,000 for the 2010 quarter, due primarily to a 126 basis point decrease in the average yield and a $651,000 decrease in the average balance of securities outstanding period to period.  Interest income on investment securities increased $84,000, or 22.5%, to $457,000 for the three months ended March 31, 2011, compared to $373,000 for the same quarter in 2010, due primarily to an increase of $26.5 million, or 41.9%, in the average balance of investment securities outstanding, which was partially offset by a 32 basis point decrease in the average yield to 2.04% in the 2011 quarter. Interest income on other interest-earning deposits increased $10,000, or 25.0%, to $50,000 for the three months ended March 31, 2011, as compared to the same period in 2010.

Interest expense decreased $76,000, or 5.9%, to $1.2 million for the three months ended March 31, 2011, from $1.3 million for the same period in 2010.  Interest expense on deposits increased by $11,000, or 1.2%, to $926,000 from $915,000, due primarily to a $64.6 million in the weighted-average balance outstanding, which was partially offset by 33 basis point decrease in the weighted average costs of deposits to 1.26% during the 2011 period.  Interest expense on borrowings decreased by $87,000, or 23.8%, due primarily to a $5.4 million, or 14.6%, decrease in the average balance outstanding and a 42 basis point decrease in the average cost of borrowings.

Cheviot Financial Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Three-Month Periods Ended March 31, 2011 and 2010 (continued)

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $16,000, or 0.6%, to $2.7 million for the three months ended March 31, 2011.  The average interest rate spread decreased 20 basis points to 2.83% for the three months ended March 31, 2011 from 3.03% for the three months ended March 31, 2010.  The net interest margin decreased to 3.00% for the three months ended March 31, 2011 from 3.37% for the three months ended March 31, 2010.

Provision for Losses on Loans

As a result of an analysis of historical experience, the volume and type of lending conducted by the Savings Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Savings Bank’s market area, and other factors related to the collectability of the Savings Bank’s loan portfolio, management recorded a $150,000 provision for losses on loans for the three months ended March 31, 2011 compared to $40,000 for the same period in 2010.  The 2011 provision for loan losses reflects the amount necessary to maintain an adequate allowance based on our historical loss experience and other external factors.  These other external factors, economic conditions, and collateral value changes, have had a negative impact on non-owner-occupied loans in the portfolio.  There can be no assurance that the loan loss allowance will be sufficient to cover losses on non-performing loans in the future; however, management believes they have identified all known and inherent losses that are probable and that can be reasonably estimated within the loan portfolio, and that the allowance is adequate to absorb such losses.

Other Income

Other income increased $78,000, or 42.9%, to $260,000 for the three months ended March 31, 2011, compared to the same quarter in 2010, due primarily to an increase in other income of $72,000 and an increase in the gain on sale of loans of $10,000, which were partially offset by an increase of $12,000 in the loss on sale of real estate acquired through foreclosure.

General, Administrative and Other Expense

General, administrative and other expense increased $202,000, or 9.6%, to $2.3 million for the three months ended March 31, 2011, from $2.1 million for the comparable quarter in 2010.  The increase is a result of an increase of $94,000 in legal and professional expenses, an increase of $56,000 in Federal Deposit Insurance Corporation (“FDIC”) expense and $33,000 in property, payroll and other taxes.  The increase in legal and professional expenses is primarily the result of merger related costs of approximately $127,000 recognized during the 2011 quarter.   The increase in FDIC expense is a result of the increased rates imposed by the FDIC. The increase in property, payroll and other taxes is a result of an increase in franchise tax expense.

FDIC Premiums

The FDIC imposes an assessment against institutions for deposit insurance.  This  assessment  is  based  on the risk category of the  institution  and currently  ranges from 5 to 43 basis points of the  institution's  deposits.  Federal law requires that the designated reserve ratio for the deposit insurance fund be established by the FDIC at 1.15% to 1.50% of estimated insured deposits.  If this reserve ratio drops below 1.15% or the FDIC  expects that it to do so within six months,  the FDIC must,  within 90 days,  establish and implement a plan to restore the designated reserve ratio to 1.15% of estimated  insured  deposits  within five years  (absent  extraordinary circumstances).

Cheviot Financial Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Three-Month Periods Ended March 31, 2011 and 2010 (continued)

These actions increased our FDIC insurance premiums in the first quarter of 2011 to $127,000 from $71,000 for the same period in 2010.

Federal Income Taxes

The provision for federal income taxes decreased $267,000, or 100.0%, for the three months ended March 31, 2011. The Corporation was able to utilize approximately $488,000 in net operating loss carryforwards previously reserved for as a result of the acquisition of First Franklin.  Cheviot Financial has approximately $8.3 million in remaining operating loss carryforwards to offset future taxable income for 20 years.  These losses are subject to the Internal Revenue Code Section 382 net operating loss limitations of $1.1 million allowed on an annual basis. The effective tax rate for the three months ended March 31, 2010 was 34.7%.

Cheviot Financial Corp.

ITEM 3                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change in the Corporation’s market risk since the Form 10-K filed with the Securities and Exchange Commission for the year ended December 31, 2010.

ITEM 4T                   CONTROLS AND PROCEDURES

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

Cheviot Financial Corp.

PART II

ITEM 1.	Legal Proceedings

NONE

ITEM 1A.	Risk Factors

Not applicable, as the Company is a smaller reporting company.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Corporation announced a repurchase plan on January 16, 2008 which provides for the repurchase of 5% or 447,584 shares of our common stock.  As of March 31, 2011, the Corporation had purchased 86,766 shares at an average price of $9.09 pursuant to the program.  There were no repurchases during the three months ended March 31, 2011.

			Total # of
			shares purchased
	Total	Average	as part of publicly
	# of shares	price paid	announced plans
Period	purchased	per share	or programs

January 1-31, 2011	-	$-	86,766
February 1-28, 2011	-	$-	86,766
March 1 – 31, 2011	-	$-	86,766

ITEM 3.	Defaults Upon Senior Securities

Not applicable.

ITEM 4.	Removed and reserved

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Cheviot Financial Corp.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	May 12, 2011	By:	/s/ Thomas J. Linneman
Thomas J. Linneman
President and Chief Executive Officer

Date:	May 12, 2011	By:	/s/ Scott T. Smith
Scott T. Smith
Chief Financial Officer