Form 10-Q
period 2011-06-30
CHEVIOT FINANCIAL CORP
filed 2011-08-12
CIK 1248124

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _______________

Commission File No. 0-50529

CHEVIOT FINANCIAL CORP.
(Exact name of registrant as specified in its charter)

Federal	56-2423720
(State or other jurisdiction of incorporation or organization )	(I.R.S. Employer Identification Number )

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

Yes ☒                      No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one.)

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐

Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐                      No ☒

As of August 12, 2011, the latest practicable date, 8,861,110 shares of the registrant’s common stock, $.01 par value, were issued and outstanding.

Cheviot Financial Corp.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(In thousands, except share data)

	June 30,	December 31,
ASSETS	2011	2010
	(Unaudited)

Cash and due from banks	$8,006	$5,776
Federal funds sold	16,573	5,924
Interest-earning deposits in other financial institutions	9,421	6,449
Cash and cash equivalents	34,000	18,149
Investment securities available for sale - at fair value	88,016	88,382
Mortgage-backed securities available for sale - at fair value	8,358	4,279
Mortgage-backed securities held to maturity - at cost, approximate market value of $4,633 and $4,916 at June 30, 2011 and December 31, 2010, respectively	4,488	4,779
Loans receivable - net	406,699	220,998
Loans held for sale - at lower of cost or market	954	4,440
Real estate acquired through foreclosure - net	3,682	2,007
Office premises and equipment - at depreciated cost	9,995	4,610
Federal Home Loan Bank stock - at cost	8,366	3,375
Accrued interest receivable on loans	1,754	925
Accrued interest receivable on mortgage-backed securities	35	23
Accrued interest receivable on investments and interest-earning deposits	480	392
Goodwill	10,309	-
Core deposit intangible - net	1,208	-
Prepaid expenses and other assets	4,073	1,510
Bank-owned life insurance	10,163	3,791
Prepaid federal income taxes	1,001	409
Deferred federal income taxes	3,547	-

Total assets	$597,128	$358,069

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits	$474,888	$257,852
Advances from the Federal Home Loan Bank	44,245	27,300
Other borrowings	35	-
Advances by borrowers for taxes and insurance	1,146	1,440
Accrued interest payable	179	99
Accounts payable and other liabilities	5,295	1,955
Deferred federal income taxes	-	4
Total liabilities	525,788	288,650

Commitments and contingencies

Shareholders’ equity
Preferred stock - authorized 5,000,000 shares, $.01 par value; none issued	-	-
Common stock - authorized 30,000,000 shares, $.01 par value; 9,918,751 shares issued at June 30, 2011 and December 31, 2010	99	99
Additional paid-in capital	43,873	43,878
Shares acquired by stock benefit plans	(1,270)	(1,302)
Treasury stock - at cost, 1,053,843 shares at June 30, 2011 and December 31, 2010	(12,859)	(12,860)
Retained earnings - restricted	41,294	40,655
Accumulated comprehensive income (loss), unrealized gains (losses) on securities available for sale, net of related tax effects	203	(1,051)
Total shareholders’ equity	71,340	69,419

Total liabilities and shareholders’ equity	$597,128	$358,069

See accompanying notes to consolidated financial statements.

Cheviot Financial Corp.

CONSOLIDATED STATEMENTS OF EARNINGS

 (In thousands, except per share data)

	Six months ended		Three months ended
	June 30,		June 30,
	2011	2010	2011	2010
	(Unaudited)
Interest income
Loans	$8,853	$6,913	$5,463	$3,405
Mortgage-backed securities	137	162	87	76
Investment securities	1,033	848	576	475
Interest-earning deposits and other	137	77	86	37
Total interest income	10,160	8,000	6,212	3,993

Interest expense
Deposits	2,217	1,784	1,291	869
Borrowings	615	718	335	352
Total interest expense	2,832	2,502	1,626	1,221

Net interest income	7,328	5,498	4,586	2,772

Provision for losses on loans	200	100	50	60

Net interest income after provision for losses on loans	7,128	5,398	4,536	2,712

Other income (expense)
Rental	58	32	38	16
Gain on sale of loans	226	82	180	46
Gain (loss) on sale of real estate acquired through foreclosure	122	(22)	135	(22)
Earnings on bank-owned life insurance	124	69	84	35
Other operating	657	208	490	112
Total other income	1,187	369	927	187

General, administrative and other expense
Employee compensation and benefits	3,122	2,251	1,988	1,091
Occupancy and equipment	535	323	373	159
Property, payroll and other taxes	598	499	320	254
Data processing	219	112	140	51
Legal and professional	542	236	319	107
Advertising	280	100	203	50
FDIC expense	305	147	178	76
Other operating	969	396	749	178
Total general, administrative and other expense	6,570	4,064	4,270	1,966

Earnings before income taxes	1,745	1,703	1,193	933

Federal income taxes
Current	(411)	531	(438)	229
Deferred	701	91	728	126
Total federal income taxes	290	622	290	355

NET EARNINGS	$1,455	$1,081	$903	$578

EARNINGS PER SHARE
Basic	$.17	$.12	$.10	$.06

Diluted	$.17	$.12	$.10	$.06

Dividends per common share	$.24	$.22	$.12	$.11

See accompanying notes to consolidated financial statements.

Cheviot Financial Corp.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the six and three months ended June 30, 2011 and 2010
 (In thousands)

	For the six months ended June 30,		For the three months ended June 30,
	2011	2010	2011	2010
	(Unaudited)
Net earnings for the period	$1,455	$1,081	$903	$578
Other comprehensive income, net of tax expense:
Unrealized holding gains on securities during the period, net of tax expense of $646 and $317 for the six months ended June 30, 2011 and 2010, respectively, and $543 and $231 for the three months ended June 30, 2011 and 2010, respectively	1,254	615	1,054	448

Comprehensive income	$2,709	$1,696	$1,957	$1,026

Accumulated comprehensive income	$203	$235	$203	$235

See accompanying notes to consolidated financial statements.

 Cheviot Financial Corp.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the six months ended June 30, 2011 and 2010
 (In thousands)

	2011	2010
	(Unaudited)
Cash flows from operating activities:
Net earnings for the period	$1,455	$1,081
Adjustments to reconcile net earnings to net cash provided by operating activities:
Amortization of premiums and discounts on investment and mortgage-backed securities, net	(8)	19
Depreciation	219	158
Amortization of deferred loan origination fees - net	59	(4)
Amortization of intangible assets	90	-
Amortization of fair value adjustments	(240)	-
Proceeds from sale of loans in the secondary market	18,796	5,194
Loans originated for sale in the secondary market	(23,032)	(5,112)
Gain on sale of loans	(226)	(82)
(Gain) Loss on sale of real estate acquired through foreclosure	(122)	22
Impairment on real estate acquired through foreclosure	138	100
Federal Home Loan Bank stock dividends	-	(6)
Net increase in cash surrender value of bank-owned life insurance	(124)	(69)
Provision for losses on loans	200	100
Amortization of expense related to stock benefit plans	18	390
Increase (decrease) in cash, net of acquisition, due to changes in:
Accrued interest receivable on loans	(113)	27
Accrued interest receivable on mortgage-backed securities	13	7
Accrued interest receivable on investments and interest-earning deposits	41	(147)
Prepaid expenses and other assets	506	(363)
Accrued interest payable	(676)	(8)
Accounts payable and other liabilities	(2,713)	28
Federal income taxes
Current	445	5
Deferred	701	91
Net cash (used in) provided by operating activities	(4,573)	1,431

Cash flows used in investing activities:
Principal repayments on loans	29,839	20,729
Loan disbursements	(12,270)	(16,054)
Purchase of investment securities – available for sale	(5,000)	(47,191)
Proceeds from maturity of investment securities – available for sale	23,050	40,901
Principal repayments on mortgage-backed securities – available for sale	655	415
Principal repayments on mortgage-backed securities – held to maturity	290	515
Proceeds from sale of real estate acquired through foreclosure	1,878	461
Additions to real estate acquired through foreclosure	(100)	(64)
Purchase of office premises and equipment	(677)	(1)
Cash paid for acquisition, net of cash received	(4,200)	-
Net cash provided by (used in) investing activities	33,465	(289)

Cash flows provided by financing activities:
Net increase (decrease) in deposits – net of acquisition	(4,491)	6,116
Proceeds from Federal Home Loan Bank advances – net of acquisition	11,000	10,000
Repayments on Federal Home Loan Bank advances	(17,158)	(7,802)
Advances by borrowers for taxes and insurance – net of acquisition	(1,586)	(948)
Treasury stock repurchases	-	(31)
Stock option expense, net	10	86
Dividends paid on common stock	(816)	(748)
Net cash (used in) provided by financing activities	(13,041)	6,673

Net increase in cash and cash equivalents	15,851	7,815
Cash and cash equivalents at beginning of period	18,149	11,283
Cash and cash equivalents at end of period	$34,000	$19,098

See accompanying notes to consolidated financial statements.

Cheviot Financial Corp.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

For the six months ended June 30, 2011 and 2010
 (In thousands)

	2011	2010
	(Unaudited)

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Federal income taxes	$185	$524

Interest on deposits and borrowings	$2,752	$2,494

Supplemental disclosure of noncash investing activities:
Transfer of loans to real estate acquired through foreclosure	$1,065	$94

Loans originated upon sales of real estate acquired through foreclosure	$102	$-

Recognition of mortgage servicing rights	$83	$38

See accompanying notes to consolidated financial statements.

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the three and six months ended June 30, 2011 and 2010

1.       Basis of Presentation

Cheviot Financial Corp. (“Cheviot Financial” or the “Corporation”) is a savings and loan holding company, the principal asset of which consists of its ownership of Cheviot Savings Bank (the “Savings Bank”).  The Savings Bank conducts a general banking business in southwestern Ohio which consists of attracting deposits and applying those funds to the origination of primarily real estate loans.   The Corporation is 62% owned by Cheviot Mutual Holding Company.  Earnings per share is reported including all shares held by Cheviot Mutual Holding Company. Cheviot Mutual Holding Company has waived the receipt of dividends declared by the Corporation since incorporation. Cheviot Savings’ profitability is significantly dependent on net interest income, which is the difference between interest income from interest-earning assets and the interest expense paid on interest-bearing liabilities.  Net interest income is affected by the relative amount of interest-earning assets and interest-bearing liabilities and the interest received or paid on these balances.

On March 16, 2011, the Corporation completed the acquisition of First Franklin Corporation (“First Franklin”) and its wholly-owned subsidiary, The Franklin Savings and Loan Company (“Franklin Savings”).  Accordingly, the Corporation’s unaudited consolidated financial statements for the three and six month periods ended June 30, 2011 includes the accounts of First Franklin for the period March 17, 2011 to June 30, 2011.

On July 12, 2011 Cheviot Mutual Holding Company and the Corporation adopted a Plan of Conversion whereby the mutual holding company would convert from mutual to stock form.  As part of the Plan of Conversion the pro forma value of the 62% of the Corporation owed by the Mutual Holding Company would be sold in a subscription and community offering and, if necessary, a syndicated community offering.  The Plan of Conversion is subject to regulatory approval as well as the approval of the Mutual Holding Company’s members and the Corporation’s stockholders.

The accompanying unaudited financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America.  Accordingly, these consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Cheviot Financial included in the Annual Report on Form 10-K for the year ended December 31, 2010.  However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the consolidated financial statements have been included.  The results of operations for the three and six month periods ended June 30, 2011, are not necessarily indicative of the results which may be expected for the entire year.

Cheviot Financial evaluates subsequent events through the date of filing with the Securities and Exchange Commission.

2.       Principles of Consolidation

The accompanying consolidated financial statements as of and for the three and six months ended June 30, 2011 include the accounts of the Corporation and its wholly-owned subsidiary, the Savings Bank.  All significant intercompany items have been eliminated.

3.       Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business.  Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures.  Our primary sources of funds are deposits, scheduled amortization and prepayments of loan principal and mortgage-backed securities, maturities and calls of securities and funds provided by our operations.  In addition, we may borrow from the Federal Home Loan Bank of Cincinnati.  At June 30, 2011 and December 31, 2010, we had $44.2 million and $27.3 million, respectively, in outstanding borrowings

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the three and six months ended June 30, 2011 and 2010

3.       Liquidity and Capital Resources (continued)

from the Federal Home Loan Bank of Cincinnati and had the capacity to increase such borrowings at those dates by approximately $159.5 million and $115.3 million, respectively.

Loan repayments and maturing securities are a relatively predictable source of funds.  However, deposit flows, calls of securities and prepayments of loans and mortgage-backed securities are strongly influenced by interest rates, general and local economic conditions and competition in the marketplace.  These factors reduce the predictability of these sources of funds.

Our primary investing activities are the origination of one- to four-family real estate loans, commercial real estate, construction and consumer loans, and the purchase of securities.  For the six months ended June 30, 2011, loan originations totaled $35.3 million, compared to $21.2 million for the six months ended June 30, 2010.

Total deposits increased $217.0 million during the six months ended June 30, 2011 and increased $6.1 million during the six months ended June 30, 2010, respectively.  The increase during the six months ended June 30, 2011 is due to the purchase of First Franklin.  Deposit flows are affected by the level of interest rates, the interest rates and products offered by competitors and other factors.

The following table sets forth information regarding the Corporation’s obligations and commitments to make future payments under contract as of June 30, 2011.

		Payments due by period
	Less	More than	More than	More
	than	1-3	4-5	than
	1 year	years	years	5 years	Total
	(In thousands)

Contractual obligations:
Advances from the Federal Home Loan Bank	$10,005	$2,129	$7,774	$24,337	$44,245
Certificates of deposit	144,079	71,413	64,388	722	280,602

Amount of loan commitments and expiration per period:

Commitments to originate one- to four-family loans	1,592	-	-	-	1,592
Home equity lines of credit	31,918	-	-	-	31,918
Commercial lines of credit	404	-	-	-	404
Undisbursed loans in process	3,994	-	-	-	3,994

Total contractual obligations	$191,992	$73,542	$72,162	$25,059	$362,755

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

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the three and six months ended June 30, 2011 and 2010

3.       Liquidity and Capital Resources (continued)

At June 30, 2011 and 2010, we exceeded all of the applicable regulatory capital requirements.  Our core (Tier 1) capital was $57.6 million and $56.2 million, or 9.8% and 16.5% of total assets at June 30, 2011 and 2010, respectively.  In order to be classified as “well-capitalized” under federal banking regulations, we were required to have core capital of at least $35.8 million, or 6.0% of assets as of June 30, 2011.  To be classified as a well-capitalized bank, we must also have a ratio of total risk-based capital to risk-weighted assets of at least 10.0%.  At June 30, 2011 and 2010, we had a total risk-based capital ratio of 17.8% and 34.0%, respectively.

4.       Earnings Per Share

Basic earnings per share is computed based upon the weighted-average common shares outstanding during the period, less shares in the ESOP that are unallocated and not committed to be released plus shares in the ESOP that have been allocated.  The weighted average common shares outstanding includes 5,455,313 shares held by Cheviot Mutual Holding Company. Weighted-average common shares deemed outstanding gives effect to 107,126 and 142,833 unallocated shares held by the ESOP for the three and six months ended June 30, 2011 and 2010, respectively.

	For the six months ended		For the three months ended
	June 30,		June 30,
	2011	2010	2011	2010

Weighted-average common shares outstanding (basic)	8,757,782	8,724,677	8,757,782	8,723,494

Dilutive effect of assumed exercise of stock options	9,661	9,486	10,187	9,456

Weighted-average common shares outstanding (diluted)	8,767,443	8,734,163	8,767,969	8,732,950

5.       Stock Incentive Plan

On April 26, 2005, the Corporation approved a Stock Incentive Plan that provides for grants of up to 486,018 stock options.  During 2011, 2010, and 2009 approximately 4,400, 8,860, and 8,060 option awards for shares were granted, all of which are subject to five year vesting.

The Corporation follows Financial Accounting Standards Board (“FASB”) Accounting Standard Codification (“ASC”) Topic 718 (ASC 718), “Compensation – Stock Compensation,” for its stock option plans, and accordingly, the Corporation recognizes the expense of these grants as required. Stock-based employee compensation costs pertaining to stock options have been reflected as a net increase in shareholders’ equity, for both any new grants, as well as for all unvested options outstanding at December 31, 2005, in both cases using the fair values established by usage of the Black-Scholes option pricing model, and are expensed over the vesting period of the underlying option.

The Corporation elected the modified prospective transition method in applying ASC 718. Under this method, the compensation cost recorded for unvested equity-based awards is based on their grant-date fair value. For the six months ended June, 2011, the Corporation recorded $10,000 in after-tax compensation cost for equity-based awards that vested during the six months ended June 30, 2011.  The Corporation has $79,500 unrecognized pre-tax compensation cost related to non-vested equity-based awards granted under its stock incentive plan as of June 30, 2011, which is expected to be recognized over a weighted-average vesting period of approximately 0.2 years.

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the three and six months ended June 30, 2011 and 2010

5.       Stock Option Plan (continued)

A summary of the status of the Corporation’s stock option plan as of June 30, 2011 and the year ended December 31, 2010, as well as the changes during the periods then ended are presented below:

	Six months ended		Year ended
	June 30, 2011		December 31, 2010
		Weighted-		Weighted-
		average		average
		exercise		exercise
	Shares	price	Shares	price

Outstanding at beginning of period	421,200	$11.05	412,340	$11.17
Granted	4,400	9.04	8,860	8.07
Exercised	-	-	-	-
Forfeited	-	-	-	-

Outstanding at end of period	425,600	$11.02	421,200	$11.05

Options exercisable at period-end	404,760	$11.14	397,260	$11.16

Fair value of options granted		$5.30		$4.83

The following information applies to options outstanding at June 30, 2011:

Number outstanding	425,600
Exercise price	$8.07 - $13.63
Weighted-average exercise price	$11.14
Weighted-average remaining contractual life	4.3 years

The expected term of options is based on evaluations of historical and expected future employee exercise behavior.  The risk-free interest rate is based upon the U.S. Treasury rates at the date of grant with maturity dates approximately equal to the expected life at grant date.  Volatility is based upon the historical volatility of the Corporation’s stock.

The fair value of each option was estimated on the date of grant using the modified Black-Scholes options pricing model with the following weighted-average assumptions used for grants in 2011:  dividend yield of 5.22%, expected volatility of 44.17%, risk-free interest rate of 2.98% and an expected life of 10 years for each grant.

The effects of expensing stock options are reported in “cash provided by financing activities” in the Consolidated Statements of Cash Flows.

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the three and six months ended June 30, 2011 and 2010

6.   Investment and Mortgage-backed Securities

The amortized cost, gross unrealized gains, gross unrealized losses and estimated fair values of investment securities at June 30, 2011 and December 31, 2010 are shown below.

		June 30, 2011
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
	(In thousands)
Available for Sale:
U.S. Government agency securities	$84,795	$315	$223	$84,887
Municipal obligations	3,142	64	77	3,129

	$87,937	$379	$300	$88,016

		December 31, 2010
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
	(In thousands)
Available for Sale:
U.S. Government agency securities	$88,529	$102	$1,622	$87,009
Municipal obligations	1,545	5	177	1,373

	$90,074	$107	$1,799	$88,382

The amortized cost of investment securities at June 30, 2011, by contractual term to maturity, are shown below.

June 30,
2011
(In thousands)
Less than one year	$53,019
One to five years	19,329
Five to ten years	9,122
More than ten years	6,467

$87,937

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the three and six months ended June 30, 2011 and 2010

6.       Investment and Mortgage-backed Securities (continued)

The amortized cost, gross unrealized gains, gross unrealized losses and estimated fair values of mortgage-backed securities at June 30, 2011 and December 31, 2010 are shown below.

		June 30, 2011
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
	(In thousands)
Available for sale:
Federal Home Loan Mortgage Corporation adjustable-rate participation certificates	$1,230	$86	$1	$1,315
Federal National Mortgage Association adjustable-rate participation certificates	3,109	49	2	3,156
Government National Mortgage Association adjustable-rate participation certificates	3,791	101	5	3,887

	$8,130	$236	$8	$8,358

Held to maturity:
Federal Home Loan Mortgage Corporation adjustable-rate participation certificates	$425	$6	$1	$430
Federal National Mortgage Association adjustable-rate participation certificates	465	7	-	472
Government National Mortgage Association adjustable-rate participation certificates	3,598	133	-	3,731

	$4,488	$146	$1	$4,633

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the three and six months ended June 30, 2011 and 2010

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

The amortized cost of mortgage-backed securities, including those designated as available for sale at June 30, 2011, by contractual terms to maturity, are shown below.  Expected maturities will differ from contractual maturities because borrowers may generally prepay obligations without prepayment penalties.

June 30,
2011
(In thousands)

Due in one year or less	$570
Due in one year through five years	2,433
Due in five years through ten years	3,421
Due in more than ten years	6,194

$12,618

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the three and six months ended June 30, 2011 and 2010

6.       Investment and Mortgage-backed Securities (continued)

The table below indicates the length of time individual securities have been in a continuous unrealized loss position at June 30, 2011:

	Less than 12 months			12 months or longer				Total
Description of	Number of	Fair	Unrealized	Number of	Fair	Unrealized	Number of	Fair	Unrealized
securities	investments	value	losses	investments	value	losses	investments	value	losses
	(Dollars in thousands)
U.S. Government agency securities	6	$19,774	$223	-	$-	$-	6	$19,774	$223
Municipal obligations	3	443	3	2	1,161	74	5	1,604	77
Mortgage-backed securities	13	452	8	4	164	1	17	616	9

Total temporarily impaired securities	22	$20,669	$234	6	$1,325	$75	28	$21,994	$309

Management does not intend to sell any of the debt securities with an unrealized loss and does not believe that it is more likely than not that it will be required to sell a security in an unrealized loss position prior to a recovery in value.  The fair values are expected to recover as securities approach maturity dates. The Corporation has evaluated these securities and has determined that the decline in their values is temporary.

7.       Income Taxes

The Corporation uses an asset and liability approach to accounting for income taxes. The asset and liability approach requires the recognition of deferred tax assets and  liabilities  for the expected  future tax  consequences of temporary differences  between  the  carrying  amounts  and the tax  bases of  assets  and liabilities.  Deferred tax assets are recognized if it is more likely than not that a future benefit will be realized.  The Corporation accounts for income taxes  in  accordance  with  FASB ASC 740, Income Taxes, which prescribes the  recognition  and  measurement  criteria  related to tax positions  taken or expected to be taken in a tax return.

The Corporation’s principal temporary differences between financial income and taxable income result mainly from different methods of accounting for Federal Home Loan Bank stock dividends, the general loan loss allowance, deferred compensation, stock benefit plans and fair value adjustments arising from the First Franklin acquisition.  The Corporation has approximately $6.4 million of operating losses to carryforward for the next 20 years.  These loss carryforwards are subject to the Internal Revenue Code section 382 limitations which allow approximately $1.1 million of the losses on an annual basis to offset current year taxable income.

The  Corporation  recognizes the financial  statement  benefit of a tax position only after  determining  that the relevant tax authority  would more likely than not sustain the  position  following  an audit.  For tax positions meeting the more-likely-than-not   threshold,   the amount   recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority.  The Corporation has applied this standard to all tax positions for which the statute of limitations remained open. The Corporation was not required to record any liability for unrecognized tax benefits as of June 30, 2011.

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the three and six months ended June 30, 2011 and 2010

7.       Income Taxes (continued)

The Corporation is subject to income taxes in the United States.  Tax regulations are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply.  With few exceptions, the Corporation is no longer subject to U.S. federal, or state and local, tax examinations for years before 2008.

The Corporation will recognize, if applicable, interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.

Federal income tax on earnings differs from that computed at the statutory corporate tax rate for the six months ended June 30, 2011 and 2010:

	2011	2010
	(Dollars in thousands)

Federal income taxes at statutory rate of 34%	$593	$579
Increase (decrease) in taxes resulting primarily from:
Stock compensation	(8)	74
Nontaxable interest income	(16)	(10)
Cash surrender value of life insurance	(42)	(24)
Utilization of net operating loss carryforwards, previously reserved	(241)	-
Other	4	3

Federal income taxes per consolidated financial statements	$290	$622

Effective tax rate	16.6%	36.5%

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

For the three and six months ended June 30, 2011 and 2010

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

Available for sale securities include U.S. agency securities, municipal bonds and mortgage-backed agency securities.

                        Fair Value Measurements at June 30, 2011 and December 31, 2010

	Quoted prices
	in active	Significant	Significant
	markets for	other	other
	identical	observable	unobservable
	assets	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)
Securities available for sale at June 30, 2011:

U.S. Government agency securities	-	$84,887	-
Municipal obligations	-	$3,129	-
Mortgage-backed securities	-	$8,358	-

Securities available for sale at December 31, 2010:

U.S. Government agency securities	-	$87,009	-
Municipal obligations	-	$1,373	-
Mortgage-backed securities	-	$4,279	-

The Corporation is predominately an asset-based lender with real estate serving as collateral on a substantial majority of loans.  Loans which are deemed to be impaired are primarily valued on a nonrecurring basis at the fair values of the underlying real estate collateral.  In addition, on the acquisition date the Corporation independently fair valued $25.0 million of First Franklin’s impaired loans, as well as $173.2 million of performing loans.  First Franklin’s impaired loans subject to fair value adjustments are not included in Cheviot Financial’s non-performing loan totals.  Such loans are considered performing under Topic ASC 310-30, even though the loans are contractually past due, as any nonpayment of contractual principal or interest is considered in the periodic re-estimation of expected cash flows and the resulting loss provisions or future period yield adjustments. The fair values were obtained using independent appraisals, which the Corporation considers to be Level 2 inputs.  The aggregate carrying amount of the Corporation’s impaired loans at June 30, 2011 was $5.2 million, compared to $4.9 million at December 31, 2010.

The Corporation has real estate acquired through foreclosure totaling $3.7 million at June 30, 2011, compared to $2.0 million at December 31, 2010.  Real estate acquired through foreclosure is carried at the lower of the cost or fair value less estimated selling expenses at the date of acquisition. Fair values are obtained using independent appraisals, based on comparable sales which the Corporation considers to be Level 2 inputs.  The aggregate amount of real estate acquired through foreclosure that is carried at fair value was $2.7 million at June 30, 2011 and $1.1 million at December 31, 2010.  The aggregate amount of real estate acquired through foreclosure that is carried at cost was $936,000 at June 30, 2011.

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the three and six months ended June 30, 2011 and 2010

9.       Effects of Recent Accounting Pronouncements

We adopted the following accounting guidance in 2011, none of which had a material effect, if any, on our consolidated financial position or results of operations.

In January 2010, the FASB issued ASU No. 2010-06 “Improving Disclosures about Fair Value Measurements,” which amends the guidance for fair value measurements and disclosures. The guidance in ASU 2010-06 requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and to describe the reasons for the transfers. Furthermore, ASU 2010-06 requires a reporting entity to present separately information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements using significant unobservable inputs; clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value; and amends guidance on employers’ disclosures about postretirement benefit plan assets to require that disclosures be provided by classes of assets instead of by major categories of assets. The new guidance is effective for interim and annual reporting periods beginning January 1, 2010, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective January 1, 2011 and for interim periods thereafter. In the period of initial adoption, entities are not required to provide the amended disclosures for any previous periods presented for comparative purposes. The adoption of this guidance did not have a material impact our annual and interim financial statement disclosures and did not have any impact on our consolidated financial statements.

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

In December 2010, the FASB issued ASU 2010-29, “Disclosure of Supplementary Pro Forma Information for Business Combinations.” The amendments in this update specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the current and comparable prior annual reporting period.  The amendments also expand the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amendments in this Update are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010.  Management has provided the required pro forma disclosures in the period of acquisition of First Franklin for the quarter ended March 31, 2011.

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the three and six months ended June 30, 2011 and 2010

9.       Effects of Recent Accounting Pronouncements (continued)

In April 2011, the FASB ASU No. 2011-02, “Receivables (Topic 310) - A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.” ASU 2011-02 clarifies which loan modifications constitute troubled debt restructurings and is intended to assist creditors in determining whether a modification of the terms of a receivable meets the criteria to be considered a troubled debt restructuring, both for purposes of recording an impairment loss and for disclosure of troubled debt restructurings. In evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude, under the guidance clarified by ASU 2011-02, that both of the following exist: (a) the restructuring constitutes a concession; and (b) the debtor is experiencing financial difficulties. ASU 2011-02 will be effective for the Corporation on July 1, 2011, and applies retrospectively to restructurings occurring on or after January 1, 2011. Adoption of ASU 2011-02 is not expected to have a material impact on the Corporation’s financial statements.

In May 2011, the FASB issued ASU 2011-4, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS.” This Update provides guidance which is expected to result in common fair value measurement and disclosure requirements between U.S. GAAP and IFRS. It changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. It is not intended for this Update to result in a change in the application of the requirements in Topic 820. Some of the amendments clarify the Board’s intent about the application of existing fair value measurement requirements. Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The amendments in this Update are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted. We do not anticipate any material impact from this Update.

In June 2011, the FASB issued ASU 2011-5, “Comprehensive Income (Topic 220).” In this Update, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. The amendments in this Update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. They also do not change the presentation of related tax effects, before related tax effects, or the portrayal or calculation of earnings per share. The amendments in this Update should be applied retrospectively. The amendment is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted, because compliance with the amendments is already permitted. The amendments do not require any transition disclosures. We do not anticipate any material impact from this Update.

10.       Fair Value of Financial Instruments

Fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practical to estimate the value, is based upon the characteristics of the instruments and relevant market information. Financial instruments include cash, evidence of ownership in an entity or contracts that convey or impose on an entity the contractual right or obligation to either receive or deliver cash for another financial instrument. These fair value estimates are based on relevant market information and information about the financial instruments. Fair value estimates are intended to represent the price for which an asset could be sold or liability could be settled. However, given there is no active market or observable market transactions for many of the Corporation’s financial instruments, it has made estimates of many of these fair values which are subjective in nature, involve uncertainties and matters of significant judgment and therefore cannot be determined with

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the three and six months ended June 30, 2011 and 2010

10.       Fair Value of Financial Instruments (continued)

precision. Changes in assumptions could significantly affect the estimated values. The fair value estimates are determined in accordance with SFAS No. 157.

The following methods and assumptions were used by the Corporation in estimating its fair value disclosures for financial instruments at June 30, 2011:

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

Deposits:  The fair value of NOW accounts, passbook accounts, and money market demand deposits is deemed to approximate the amount payable on demand at June 30, 2011.  Fair values for fixed-rate certificates of deposit have been estimated using a discounted cash flow calculation using the interest rates currently offered for deposits of similar remaining maturities.

Advances from the Federal Home Loan Bank:  The fair value of these advances is estimated using the rates currently offered for similar advances of similar remaining maturities or, when available, quoted market prices.

Advances by Borrowers for Taxes and Insurance: The carrying amount of advances by borrowers for taxes and insurance is deemed to approximate fair value.

Commitments to extend credit:  For fixed-rate loan commitments, the fair value estimate considers the difference between current levels of interest rates and committed rates.  At June 30, 2011, the fair value of the derivative loan commitments was not material.

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the three and six months ended June 30, 2011 and 2010

10.       Fair Value of Financial Instruments (continued)

The estimated fair values of the Corporation’s financial instruments at June 30, 2011 and December 31, 2010 are as follows:

	June 30, 2011		December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(In thousands)		(In thousands)

Financial assets
Cash and cash equivalents	$34,000	$34,000	$18,149	$18,149
Investment securities	88,016	88,016	88,382	88,382
Mortgage-backed securities	12,846	12,991	9,058	9,195
Loans receivable - net	407,653	420,930	225,438	233,272
Federal Home Loan Bank stock	8,366	8,366	3,375	3,375

	$550,881	$564,303	$344,402	$352,373

Financial liabilities Deposits	$474,888	$475,027	$257,852	$257,672
Advances from the Federal Home Loan Bank	44,245	46,266	27,300	30,597
Advances by borrowers for taxes and insurance	1,146	1,146	1,440	1,440

	$520,279	$522,439	$286,592	$289,709

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

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the three and six months ended June 30, 2011 and 2010

11.   Acquisition Activity (continued)

The acquired assets and assumed liabilities were measured at estimated fair values, as required by the FASB under Business Combinations.  Management made significant estimates and exercised significant judgment in accounting for the acquisition.  Management measured loan fair values based on loan file reviews (including borrower financial statements or tax returns), appraised collateral values, expected cash flows and historical loss factors of Franklin Savings.  Real estate acquired through foreclosure was primarily valued based on appraised collateral values.  The Corporation also recorded an identifiable intangible asset representing the core deposit base of Franklin Savings based on management’s evaluation of the cost of such deposits relative to alternative funding sources.  Management used significant estimates including the average lives of depository accounts, future interest rate levels and the cost of servicing various depository products.  Management used market quotations to fair value investment securities and FHLB advances.

The business combination resulted in the acquisition of loans with and without evidence of credit quality deterioration.  First Franklin’s loans were deemed impaired at the acquisition date if Cheviot Financial did not expect to receive all contractually required cash flows due to concerns about credit quality.  Such loans were fair valued and the difference between contractually required payments at the acquisition date and cash flows expected to be collected was recorded as a nonaccretable difference.  At the acquisition date, Cheviot Financial recorded $25.0 million of purchased credit-impaired loans subject to a nonaccretable difference of $5.5 million.  The method of measuring carrying value of purchased loans differs from loans originated by the Corporation (originated loans), and as such, the Corporation identifies purchased loans and purchased loans with a credit quality discount and originated loans at amortized cost.

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

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the three and six months ended June 30, 2011 and 2010

11. Acquisition Activity (continued)

The following table summarizes the purchase of First Franklin as of March 16, 2011:

Purchase price

Purchase price
First Franklin common shares outstanding (in thousands)	1,693
Purchase price per share of First Franklin’s common stock	$14.50
Total value of the First Franklin’s common stock	$24,549
Fair value of outstanding employee stock awards, net of tax	131

Total purchase price	$24,680

Allocation of purchase price
Stockholders’ equity	$20,755

Pre-tax adjustments to reflect acquired assets and liabilities at fair value:
Loans receivable	(2,462)
Real estate owned	(750)
Office premises and equipment	1,970
Core deposit intangible	1,298
Certificates of deposit	(2,718)
Advances from the Federal Home Loan Bank	(838)
Contractual obligations	(4,390)
Other assets/liabilities	427
Pre-tax total adjustments	(7,463)

Deferred income tax benefits, net of valuation allowance	1,079
After-tax total adjustments	(6,384)
Fair value of net assets acquired	14,371

Goodwill resulting from the First Franklin acquisition	$10,309

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the three and six months ended June 30, 2011 and 2010

11. Acquisition Activity (continued)

The following condensed statement reflects the values assigned to First Franklin’s net assets as of the acquisition date:

March 16, 2011
(in thousands)
Assets:
Cash and cash equivalents	$20,480
Investment securities	15,618
Mortgage-backed securities	4,497
Loans receivable – net	196,519
Real estate acquired through foreclosure	2,404
Office premises and equipment	4,927
Goodwill and intangible assets	11,607

Other assets	21,509
Total Assets	$277,561

Liabilities:
Deposits	$221,528
Advances from the Federal Home Loan Bank	23,216
Other borrowings	1,490
Accrued expenses and other liabilities	6,647
Total liabilities	252,881

Fair value of net assets acquired	$24,680

The Corporation recorded goodwill and other intangibles associated with the purchase of First Franklin and Franklin Savings totaling $11.6 million.  Goodwill is not amortized, but is periodically evaluated for impairment.  The Corporation did not recognize any impairment during the quarter ended June 30, 2011.  The carrying amount of the goodwill at June 30, 2011 was $10.3 million.

Identifiable intangibles are amortized to their estimated residual values over the expected useful lives.  Such lives are also periodically reassessed to determine if any amortization period adjustments are required.  During the quarter ended June, 2011, no such adjustments were recorded.  The identifiable intangible asset consists of a core deposit intangible which is being amortized on an accelerated basis over the useful life of such asset. The gross carrying amount of the core deposit intangible at June 30, 2011 was $1.2 million with $90,000 in accumulated amortization as of that date.

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the three and six months ended June 30, 2011 and 2010

11. Acquisition Activity (continued)

As of June 30, 2011, the current year and estimated future amortization expense for the core deposit intangible was:

2011	$180
2012	282
2013	206
2014	149
2015	116
2016	110
2017	110
2018	55
Total	$1,208

12.       Financing Receivables

The recorded investment in loans was as follows as of June 30, 2011:

	One-to four Family Residential	Multi-family Residential	Construction		Commercial	Consumer	Total

Purchased loans	$135,387	$13,338	$—		$43,607	$4,164	$196,496
Credit quality discount	(2,524)	(208)	—		(2,451)	(1,804)	(6,987)
Purchased loans book value (3)	132,863	13,130	—		41,156	2,360	189,509
Originated loans (1)	184,418	10,353	7,406	(2)	20,796	276	223,249
Ending balance	$317,281	$23,483	$7,406		$61,952	$2,636	$412,758

(1)	Includes loans held for sale
(2)	Before consideration of undisbursed Loans-in-process
(3)	Loans purchased in acquisition of First Franklin

The carrying amount of purchased loans consisting of credit-impaired purchased loans and non-impaired purchased loans is shown in the following table as of June 30, 2011.

	Non-impaired Purchased Loans	Credit Impaired Purchased Loans
One-to-four family residential	$126,915	$5,948
Multi-family residential	11,963	1,167
Construction	—	—
Commercial	32,322	8,834
Consumer	1,058	1,302
Total	$172,258	$17,251

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the three and six months ended June 30, 2011 and 2010

12.       Financing Receivables (continued)

The following summarizes activity in the allowance for credit losses:

	June 30, 2011
	One-to four Family Residential	Multi-family Residential	Construction	Commercial	Consumer	Total

Allowance for loan losses:
Beginning balance	$979	$49	$33	$180	$1	$1,242
Provision	56	104	4	21	15	200
Charge-offs	(35)	—	(21)	—	—	(56)
Recoveries	—	—	—	—	13	13

Ending balance	$1,000	$153	$16	$201	$29	$1,399

Ending balance:
Individually evaluated for impairment	$364	$—	$—	$—	$—	$364
Ending balance:
Collectively evaluated for impairment	$636	$153	$16	$201	$29	$1,035

Loans receivable:

Ending balance	$317,281	$23,483	$7,406	$61,952	$2,636	$412,758
Ending balance:
Individually evaluated for impairment (1)	$131,728	$11,963	$—	$32,528	$1,058	$177,277
Ending balance:
Collectively evaluated for impairment	$179,605	$10,353	$7,406	$20,590	$276	$218,230
Ending balance:
Loans acquired with deteriorated credit quality	$5,948	$1,167	$—	$8,834	$1,302	$17,251

 (1)  Includes loans acquired from First Franklin of $171,709

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the three and six months ended June 30, 2011 and 2010

12. Financing receivables (continued)

	December 31, 2010
	One-to four Family Residential	Multi-family Residential	Construction	Commercial	Consumer	Total
Allowance for loan losses:

Beginning balance	$892	$30	$28	$75	$—	$1,025
Provision	364	19	5	161	1	550
Charge-offs	(277)	—	—	(56)	—	(333)
Recoveries	—	—	—	—	—	—

Ending balance	$979	$49	$33	$180	$1	$1,242

Ending balance:
Individually evaluated for impairment	$217	$—	$—	$—	$—	$217

Ending balance:
Collectively evaluated for impairment	$762	$49	$33	$180	$1	$1,025

Ending balance:
Loans acquired with deteriorated credit quality	$—	$—	$—	$—	$—	$—

	December 31, 2010
	One-to four Family Residential	Multi-family Residential	Construction	Commercial	Consumer	Total
Loans receivable:

Ending balance	$195,801	$8,594	$7,081	$19,329	$207	$231,012

Ending balance:
Individually evaluated for impairment	$4,989	$—	$—	$222	$—	$5,211

Ending balance:
Collectively evaluated for impairment	$190,812	$8,594	$7,081	$19,107	$207	$225,801

Ending balance:
Loans acquired with deteriorated credit quality	—	—	—	—	—	—

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the three and six months ended June 30, 2011 and 2010

12. Financing receivables (continued)

The Corporation assigns credit risk grades to evaluated loans using grading standards employed by regulatory agencies.  Loans judged to carry lower-risk attributes assigned a “pass” grade, with a minimal likelihood of loss.  Loans judged to carry a higher-risk attributes are referred to as “classified loans” and are further disaggregated, with increasing expectations for loss recognition, as “substandard,” “doubtful,” and “loss.”  The Corporation’s Loan Classification of Assets committee assigns the credit risk grades to loans and reports to the board on a monthly basis the “classified asset” report.

The following table summarizes the credit risk profile by internally assigned grade:

	Originated Loans at June 30, 2011
	One-to four Family Residential	Multi-family Residential	Construction	Commercial	Consumer	Total
Grade:
Pass	$179,056	$10,353	$7,406	$20,590	$276	$217,681
Special mention	—	—	—	—	—	—
Substandard	5,362	—	—	206	—	5,568
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—
Total	$184,418	$10,353	$7,406	$20,796	$276	$223,249

	Loans Receivable at December 31, 2010
	One-to four Family Residential	Multi-family Residential	Construction	Commercial	Consumer	Total
Grade:
Pass	$190,812	$8,594	$7,081	$19,107	$207	$225,801
Special mention	—	—	—	—	—	—
Substandard	4,989	—	—	222	—	5,211
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—
Total	$195,801	$8,594	$7,081	$19,329	$207	$231,012

	Purchased Loans at June 30, 2011
	One-to four Family Residential	Multi-family Residential	Construction	Commercial	Consumer	Total
Grade:
Pass	$124,890	$12,737	$—	$36,047	$1,961	$175,635
Special mention	259	353	—	1,057	—	1,669
Substandard	7,714	40	—	4,052	399	12,205
Doubtful	—	—	—	—	—	—
Loss	—	—	—	—	—	—
Total	$132,863	$13,130	$—	$41,156	$2,360	$189,509

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the three and six months ended June 30, 2011 and 2010

12. Financing receivables (continued)

The following table summarizes loans by delinquency, nonaccrual status and impaired loans:

	Age Analysis of Past Due Originated Loans Receivable As of June 30, 2011
	30-89 Days Past Due	Over 90 days Past Due	Total Past Due	Current and Accruing	Nonaccrual	Total Loans	Recorded Investment 90 Days and Accruing
Real Estate:
1-4 family
Residential	$729	$5,041	$5,770	$179,377	$5,041	$184,418	—
Multi-family
Residential	—	—	—	10,353	—	10,353	—
Construction	—	—	—	7,406	—	7,406	—
Commercial	—	207	207	20,589	207	20,796	—
Consumer	—	—	—	276	—	276	—
Total	$729	$5,248	$5,977	$218,001	$5,248	$223,249	—

	Age Analysis of Past Due Originated Loans Receivable As of December 31, 2010
	30-89 Days Past Due	Over 90 days Past Due	Total Past Due	Current and accruing	Nonaccrual	Total Loans	Recorded Investment 90 Days and Accruing
Real Estate:
1-4 family
Residential	$1,017	$4,695	$5,712	$191,106	$4,695	$195,801	—
Multi-family
Residential	—	—	—	8,594	—	8,594	—
Construction	—	—	—	7,081	—	7,081	—
Commercial	46	160	206	19,169	160	19,329	—
Consumer	—	—	—	207	—	207	—
Total	$1,063	$4,855	$5,918	$226,157	$4,855	$231,012	—

	Age Analysis of Past Due Purchased Loans Receivable As of June 30, 2011
	30-89 Days Past Due	Over 90 days Past Due	Total Past Due	Current and Accruing	Nonaccrual	Total Loans	Recorded Investment 90 Days and Accruing
Real Estate:
1-4 family
Residential	$2,679	$3,734	$6,413	$129,129	$3,734	$132,863	—
Multi-family
Residential	—	488	488	12,642	488	13,130	—
Construction	—	—	—	—	—	—	—
Commercial	329	638	967	40,518	638	41,156	—
Consumer	—	56	56	2,304	56	2,360	—
Total	$3,008	$4,916	$7,924	$184,593	$4,916	$189,509	—

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the three and six months ended June 30, 2011 and 2010

12. Financing receivables (continued)

	Impaired Loans As of June 30, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Purchased loans with no related allowance recorded:
Real Estate:
1-4 family Residential	$5,948	$5,948	$—	$83	$54
Multi-family Residential	1,167	1,167	—	195	—
Construction	—	—	—	—	—
Commercial	8,834	8,834	—	442	6
Consumer	1,302	1,302	—	41	—
Total	$17,251	$17,251	$—	$133	$60

	Impaired Loans As of June 30, 2011
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Originated loans with no related allowance recorded
Real Estate:
1-4 family	$4,985	$4,985	$—	$104	$40
Residential
Commercial	46	46	—	46	—
Consumer	—	—	—	—	—
Total	$5,031	$5,031	$—	$114	$40
Originated loans with an allowance recorded:
Real Estate:
1-4 family	$284	$640	$356	$29	$—
Residential
Commercial	152	160	8	151
Consumer	—	—	—	—	—
Total	$436	$800	$364	$180	$—
Total:
Real Estate:
1-4 family	$11,217	$11,573	$356	$87	$94
Residential
Multi-family
Residential	1,167	1,167	—	195	—
Construction	—	—	—	—	—
Commercial	9,032	9,040	—	411	6
Consumer	1,302	1,302	8	41	—
Total	$22,718	$23,082	$364	$120	$100

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the three and six months ended June 30, 2011 and 2010

12. Financing receivables (continued)

	Impaired Loans As of December 31, 2010
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Originated loans with no related allowance recorded: Real Estate:
1-4 family Residential	$4,038	$4,038	$—	$104	$126
Multi-family Residential	—	—	—	—	—
Construction	—	—	—	—	—
Commercial	222	222	—	111	2
Consumer	—	—	—	—	—
Total	$4,260	$4,260	$—	$215	$128

	Impaired Loans As of December 31, 2010
	Recorded Investment	Unpaid Principal Balance	Related Allowance	Average Recorded Investment	Interest Income Recognized
Originated with an allowance recorded:
Real Estate:
1-4 family Residential	$734	$951	$217	$56	$9
Multi-family Residential	—	—	—	—	—
Construction	—	—	—	—	—
Commercial	—	—	—	—	—
Consumer	—	—	—	—	—
Total	$734	$951	$217	$56	$9
Total:
Real Estate:
1-4 family	$4,772	$4,989	$217	$160	$135
Residential
Multi-family
Residential	—	—	—	—	—
Construction	—	—	—	—	—
Commercial	222	222	—	111	2
Consumer	—	—	—	—	—
Total	$4,994	$5,211	$217	$203	$137

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the three and six months ended June 30, 2011 and 2010

13.       Subsequent Events

Adoption of Plan of Conversion

On July 12, 2011 Cheviot Mutual Holding Company and the Corporation adopted a Plan of Conversion whereby the mutual holding company would convert from mutual to stock form.  As part of the Plan of Conversion the pro forma value of the 62% of the Corporation owed by the Mutual Holding Company would be sold in a subscription and community offering and, if necessary, a syndicated community offering.  The Plan of Conversion is subject to regulatory approval as well as the approval of the Mutual Holding Company’s members and the Corporation’s stockholders.

            Subsequent Event – Sunset of Office of Thrift Supervision

Effective July 21, 2011 Cheviot Financial Corp. became subject to regulation and supervision by the Board of Governors of the Federal Reserve System and the Savings Bank became regulated by the FDIC, in each case, instead of the Office of Thrift Supervision.  Compliance with new regulations and being supervised by one or more new regulatory agencies could increase our expenses.

Cheviot Financial Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the three and six months ended June 30, 2011 and 2010

ITEM 2.

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

Recent Developments

Adoption of Plan of Conversion

On July 12, 2011 Cheviot Mutual Holding Company and the Corporation adopted a Plan of Conversion whereby the mutual holding company would convert from mutual to stock form.  As part of the Plan of Conversion the pro forma value of the 62% of the Corporation owed by the Mutual Holding Company would be sold in a subscription and community offering and, if necessary, a syndicated community offering.  The Plan of Conversion is subject to regulatory approval as well as the approval of the Mutual Holding Company’s members and the Corporation’s stockholders.

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

The business combination resulted in the acquisition of loans with and without evidence of credit quality deterioration.  First Franklin’s loans were deemed impaired at the acquisition date if Cheviot Financial did not expect to receive all contractually required cash flows due to concerns about credit quality.  Such loans were fair valued and the difference between contractually required payments at the acquisition date and cash flows expected to be collected was recorded as a nonaccretable difference.  At the acquisition date, Cheviot Financial recorded $25.0 million of purchased credit-impaired loans subject to a fair value adjustment of $5.5 million.  The method of measuring carrying value of purchased loans differs from loans originated by the Corporation (originated loans), and as such, the Corporation identifies purchased loans and purchased loans with a credit quality discount and originated loans at amortized cost.

Cheviot Financial Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

For the three and six months ended June 30, 2011 and 2010

Recent Developments (continued)

First Franklin's loans without evidence of credit deterioration were fair valued by discounting both expected principal and interest cash flows using an observable discount rate for similar instruments that a market participant would consider in determining fair value.  Additionally, consideration was given to management’s best estimates of default rates and payment speeds.  At acquisition, First Franklin’s loan portfolio without evidence of credit deterioration totaled $173.2 million and was recorded at a fair value of $171.6 million.

As a result of the acquisition, the Corporation now has a total of 12 branches located in Hamilton County.   At acquisition, First Franklin had total assets of $265.8 million, deposits of $218.8 million and stockholders’ equity of $16.4 million. We recognize that components of our non-interest expense will increase as we integrate the personnel and operations of First Franklin. We believe however that these costs will more than be offset by the synergies which can be expected from a larger financial institution and the enhanced profitability potential we will have operating as an institution with approximately $600 million in assets.

Legislative Developments

Effective July 21, 2011 Cheviot Financial Corp. became subject to regulation and supervision by the Board of Governors of the Federal Reserve System and the Savings Bank became regulated by the FDIC, in each case, instead of the Office of Thrift Supervision.  Compliance with new regulations and being supervised by one or more new regulatory agencies could increase our expenses.

Critical Accounting Policies

We consider accounting policies involving significant judgments and assumptions by management that have, or could have, a material impact on the carrying value of certain assets or on income to be critical accounting policies.  We consider the accounting method used for the allowance for loan losses and the estimation of fair value of assets to be critical accounting policies.

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

Discussion of Financial Condition Changes at June 30, 2011 and at December 31, 2010

Total assets increased $239.1 million, or 66.8%, to $597.1 million at June 30, 2011, from $358.1 million at December 31, 2010.  The increase in total assets is primarily the result of the First Franklin acquisition.  As a result of the acquisition, Cheviot Financial Corp. recorded increases in cash and cash equivalents, mortgage-backed securities and loans receivable.

Cheviot Financial Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)

Discussion of Financial Condition Changes at June 30, 2011 and at December 31, 2010 (continued)

Cash, federal funds sold and interest-earning deposits increased $15.9 million, or 87.3%, to $34.0 million at June 30, 2011, from $18.1 million at December 31, 2010.  The increase in cash and cash equivalents at June 30, 2011 was due to a $10.7 million increase in federal funds sold, a $3.0 million increase in interest-earning deposits and a $2.2 million increase in cash and due from banks.  We acquired $20.5 million in cash and cash equivalents in the First Franklin acquisition.  Investment securities decreased $366,000 to $88.0 million at June 30, 2011. At June 30, 2011, all investment securities were classified as available for sale. As of June 30, 2011, none of our investment securities are considered impaired.

Mortgage-backed securities increased $3.8 million, or 41.8%, to $12.8 million at June 30, 2011, from $9.1 million at December 31, 2010.  The increase in mortgage-backed securities was due primarily to $4.5 million of mortgage-backed securities designated as available for sale acquired from First Franklin.  During the six months ended June 30, 2011, there were principal prepayments and repayments totaling approximately $945,000.  At June 30, 2011, $4.5 million of mortgage-backed securities were classified as held to maturity, while $8.4 million were classified as available for sale.  As of June 30, 2011, none of the mortgage-backed securities are considered other than temporarily impaired.

Loans receivable, including loans held for sale, increased $182.2 million, or 80.8%, to $407.7 million at June 30, 2011, from $225.4 million at December 31, 2010.  The increase in loans receivable is the result of acquiring approximately $198.7 million in net loans receivable in the First Franklin acquisition.  In addition, the change in net loans receivable reflects loan sales of 15 or 30 year fixed rate mortgage loans totaling $18.8 million and loan principal repayments of $29.8 million, which were partially offset by loan originations of $35.3 million.  The acquisition of First Franklin resulted in changes to the overall composition of the loan portfolio.  The portfolio is currently comprised of approximately 48% in fixed rate mortgages and 52% in variable rate mortgages.   In addition, as a result of the acquisition, the Company increased the amount of commercial loans to 15.0% of total loans compared to 8.4% of total loans at December 31, 2010.

The allowance for loan losses totaled $1.4 million and $1.2 million at June 30, 2011 and December 31, 2010, respectively.  In determining the adequacy of the allowance for loan losses at any point in time, management and the board of directors apply a systematic process focusing on the risk of loss in the portfolio.  First, the loan portfolio is segregated by loan types to be evaluated collectively and loan types to be evaluated individually.  Delinquent multi-family and commercial loans are evaluated individually for potential impairments in their carrying value.  Second, the allowance for loan losses entails utilizing our historic loss experience by applying such loss percentage to the loan types to be collectively evaluated in the portfolio.  During the six months ended June 30, 2011 the Corporation recorded a $200,000 provision for loan losses reflecting these factors as well as replenishing the allowance for charge-offs.   The analysis of the allowance for loan losses requires an element of judgment and is subject to the possibility that the allowance may need to be increased, with a corresponding reduction in earnings.  Under applicable accounting guidelines, loans acquired in the acquisition were marked to fair value.  Therefore, as of June 30, 2011, the Company has not provided loan losses for the loans acquired in the acquisition.  To the best of management’s knowledge, all known and inherent losses that are probable and that can be reasonably estimated have been recorded at June 30, 2011.

Cheviot Financial Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)

Discussion of Financial Condition Changes at June 30, 2011 and at December 31, 2010 (continued)

Non-performing and impaired loans totaled $5.5 million and $4.9 million at June 30, 2011 and December 31, 2010, respectively.  At June 30, 2011, non-performing and impaired loans were comprised of 43 loans secured by one- to four-family residential real estate and two loans secured by nonresidential real estate.  At June 30, 2011 and December 31, 2010, real estate acquired through foreclosure totaled $3.7 million and $2.0 million, respectively.  The allowance for loan losses represented 25.6% and 24.9% of non-performing and impaired loans at June 30, 2011 and December 31, 2010, respectively.  Although management believes that the Corporation’s allowance for loan losses conforms to generally accepted accounting principles based upon the available facts and circumstances, there can be no assurance that additions to the allowance will not be necessary in future periods, which would adversely affect our results of operations.

Deposits increased $217.0 million, or 84.2%, to $474.8 million at June 30, 2011, from $257.9 million at December 31, 2010.  Deposits assumed at the time of the acquisition were approximately $218.8 million, net of a fair value adjustment of $2.7 million.  Deposits acquired include savings deposits totaling approximately $77.7 million and time deposits of approximately $141.1 million with an overall average rate of 1.90%.  Advances from the Federal Home Loan Bank of Cincinnati increased by $16.9 million, or 62.1%, to $44.2 million at June 30, 2011, from $27.3 million at December 31, 2010.  The increase is a result of assuming $22.4 million in advances as a result of the acquisition of First Franklin.  During the six months ended June 30, 2011, the Corporation had proceeds from Federal Home Loan Bank advances of $11.0 million, which was partially offset by repayments of $17.2 million.

Shareholders’ equity increased $1.9 million, or 2.8%, to $71.3 million at June 30, 2011, from $69.4 million at December 31, 2010.  The increase primarily resulted from net earnings of $1.5 million and amortization of stock benefit plans of $18,000, which were partially offset by dividends paid of $816,000.  Dividends declared by the Corporation were waived by the Corporation’s mutual holding parent company.  At June 30, 2011, Cheviot Financial had the ability to purchase an additional 360,818 shares under its announced stock repurchase plan.  The repurchase plan has been suspended as a result of Cheviot Mutual Holding Company’s adoption of a Plan of Conversion providing for the conversion of our mutual holding company to stock form and the related stock offering.

Liquidity and Capital Resources

We monitor our liquidity position on a daily basis using reports that recap all deposit activity and loan commitments.  A significant portion of our deposit base is made up of time deposits.  At June 30, 2011, $143.7 million of time deposits are due to mature within twelve months.  The daily deposit activity report allows us to price our time deposits competitively.  Because of this and our deposit retention experience, we anticipate that a significant portion of maturing time deposits will be retained.

Borrowings from the Federal Home Loan Bank of Cincinnati increased $16.9 million during the six months ended June 30, 2011.  We have the ability to increase such borrowings by approximately $159.5 million.  The additional borrowings can be used to offset any decrease in customer deposits or to fund loan commitments.

Cheviot Financial Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Six-Month Periods Ended June 30, 2011 and 2010

General

Net earnings for the six months ended June 30, 2011 totaled $1.5 million, a $374,000 increase from the $1.1 million of net earnings reported for the same period in 2010.  The increase in net earnings reflects a growth in net interest income of $1.8 million, an increase in other income of $818,000, and a decrease in the provision for federal income taxes of $332,000, which were partially offset by an increase of $100,000 in the provision for losses on loans and an increase of $2.5 million in general, administrative and other expense.

Net Interest Income

Total interest income increased $2.2 million, or 27.0%, to $10.2 million for the six-months ended June 30, 2011, from the comparable period in 2010.   Interest income on loans increased $1.9 million, or 28.1%, to $8.9 million during the 2011 period.  This increase was due primarily to an increase of $91.6 million, or 37.5%, in average loans outstanding, which was partially offset by a decrease in the average yield on loans to 5.27% for the 2011 period from 5.66% for the 2010 period.

Interest income on mortgage-backed securities decreased $25,000, or 15.4%, to $137,000 for the six months ended June 30, 2011, from $162,000 for the same period in 2010, due primarily to a 78 basis point decrease in the average yield, which was partially offset by a $1.2 million increase in the average balance of securities. Interest income on investment securities increased $185,000, or 21.8%, to $1.0 million for the six months ended June 30, 2011, compared to $848,000 for the same period in 2010, due primarily to an increase of $29.6 million, or 45.8%, increase in the average balance of investment securities outstanding, which was partially offset by a decrease in the average yield of 43 basis points to 2.20% in the 2011 period.  Interest income on other interest-earning deposits increased $60,000, or 77.9% to $137,000 for the six months ended June 30, 2011, as compared to the same period in 2010.

Interest expense increased $330,000, or 13.2% to $2.8 million for the six months ended June 30, 2011, from $2.5 million for the same period in 2010.  Interest expense on deposits increased by $433,000, or 24.3%, to $2.2 million for the six months ended June 30, 2011, from $1.8 million for the same period in 2010 due primarily to a 40 basis point decrease in the average cost of deposits to 1.14% during the 2011 period, which was partially offset by a $155.4 million, or 67.0%, increase in the average balances outstanding.  The decrease in the average cost of deposits is due to the overall changes in the deposit composition and lower market rates for the period.  Interest expense on borrowings decreased by $103,000, or 14.3%, due primarily to a 69 basis point decrease in the average cost of borrowings, which was partially offset by an increase of $1.6 million, or 4.2% in the average balance outstanding.

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $1.8 million, or 33.3%, to $7.3 million for the six months ended June 30, 2011.  The average interest rate spread increased to 3.17% for the six months ended June 30, 2011 from 3.07% for the six months ended June 30, 2010.  The net interest margin decreased to 3.24% for the six months ended June 30, 2011 from 3.39% for the six months ended June 30, 2010.

Cheviot Financial Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Six-Month Periods Ended June 30, 2011 and 2010 (continued)

Provision for Losses on Loans

As a result of an analysis of historical experience, the volume and type of lending conducted by the Savings Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Savings Bank’s market area, and other factors related to the collectability of the Savings Bank’s loan portfolio, management recorded a $200,000 provision for losses on loans for the six months ended June 30, 2011, compared to a $100,000 provision for losses on loans for the six months ended June 30, 2010.  Non-performing loans were 2.4% and 1.1% of total originated loans at June 30, 2011 and June 30, 2010, respectively.  The provision for loan losses for the six months ended June 30, 2011 reflects the amount necessary to maintain an adequate allowance based on the Corporation’s historical loss experience, as well as consideration of other external factors.  These other external factors, economic conditions, and collateral value changes, have had a negative impact on non-owner-occupied loans in the portfolio.  There can be no assurance that the loan loss allowance will be sufficient to cover losses on non-performing loans in the future; however, management believes they have identified all known and inherent losses that are probable and that can be reasonably estimated within the loan portfolio, and that the allowance is adequate to absorb such losses.

Other Income

Other income increased $818,000, or 221.7%, to $1.2 million for the six months ended June 30, 2011, compared to the same period in 2010, due primarily to an increase in other operating income of $449,000, an increase in the gain on sale of loans of $144,000, an increase of $144,000 in the gain on sale of real estate acquired through foreclosure and an increase of $55,000 in earnings on bank-owned life insurance.  The increase in other operating income is a result of increased service fees on deposit accounts and an increase in service fees received from the Federal Home Loan Bank as a result of increased loan sales in the secondary market. During the six months ended June 30, 2011, the Corporation sold 16 real estate owned properties resulting in proceeds of $1.9 million.

General, Administrative and Other Expense

General, administrative and other expense increased $2.5 million, or 61.7%, to $6.6 million for the six months ended June 30, 2011, from $4.1 million for the comparable period in 2010.  The increase is a result of $871,000 in employee compensation and benefits, an increase of $306,000 in legal and professional expense, an increase of $158,000 in FDIC expense and a $573,000 increase in other operating expense.  The increase in employee compensation and benefits is a result of the additional employees and related costs resulting from the acquisition of First Franklin.  The increase in legal and professional expenses is a result of merger related costs and expenses related to resolving real estate owned properties. The increase in FDIC expense is a result of an increase in deposit insurance due to the First Franklin merger.  The increase in other operating expense is a result of maintenance expense, real estate tax expense and the fair market value adjustments on real estate owned property.

Cheviot Financial Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Six-Month Periods Ended June 30, 2011 and 2010 (continued)

FDIC Premiums

The Federal Deposit Insurance Corporation ("FDIC") imposes an assessment against institutions for deposit insurance.  This  assessment  is  based  on the risk category of the  institution  and currently  ranges from 5 to 43 basis points of the  institution's  deposits.  Federal law requires that the designated reserve ratio for the deposit insurance fund be established by the FDIC at 1.15% to 1.50% of estimated insured deposits.  If this reserve ratio drops below 1.15% or the FDIC  expects that it to do so within six months,  the FDIC must,  within 90 days,  establish and implement a plan to restore the designated reserve ratio to 1.15% of estimated  insured  deposits  within five years  (absent  extraordinary circumstances).  In addition, the increase in our level of deposits following the First Franklin acquisition resulted in higher assessments.

These actions increased our FDIC insurance premiums for the first six months of 2011 to $305,000 from $147,000 for the same period in 2010.

Federal Income Taxes

The provision for federal income taxes decreased $332,000, or 53.4%, to $290,000 for the six months ended June 30, 2011, from $622,000 for the same period in 2010.  The effective tax rate was 16.6% and 36.5% for the six month periods ended June 30, 2011 and 2010.  During the six months ended June 30, 2011 the Corporation was able to reverse approximately $709,000 in valuation allowance previously reserved for as a result of the acquisition of First Franklin.  The amount of deferred federal income taxes recorded in the First Franklin acquisition approximated the amount includable in regulatory capital.  Cheviot Financial has approximately $6.4 million in remaining operating loss carryforwards to offset future taxable income for 20 years.  These losses are subject to the annual allowable Internal Revenue Code Section 382 net operating loss limitations of $1.1 million.

Comparison of Operating Results for the Three-Month Periods Ended June 30, 2011 and 2010

General

Net earnings for the three months ended June 30, 2011 totaled $903,000, a $325,000 increase from the $578,000 earnings reported in the June 2010 period.  The increase in net earnings reflects an increase in net interest income of $1.8 million, an increase of $740,000 in other operating income, a decrease of $65,000 in federal income taxes for the 2011 quarter end and a decrease in the provision for losses on loans of $10,000, which were partially offset by an increase of $2.3 million in general, administrative and other expenses.  The results for the entire three month period ended June 30, 2011 include operations acquired in the First Franklin acquisition.

Net Interest Income

Total interest income increased $2.2 million, or 55.6%, to $6.2 million for the three-months ended June 30, 2011, from the comparable quarter in 2010.   Interest income on loans increased $2.1 million, or 60.4%, to $5.5 million during the 2011 quarter from $3.4 million for the 2010 quarter.  This increase was due primarily to a $169.7 million, or 69.9%, increase in the average balance of loans outstanding, which was partially offset by a 31 basis point decrease in the average yield on loans to 5.30% for the 2011 quarter from 5.61% for the three months ended June 30, 2010.

Cheviot Financial Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Three-Month Periods Ended June 30, 2011 and 2010 (continued)

Net Interest Income (continued)

Interest income on mortgage-backed securities increased $11,000, or 14.5%, to $87,000 for the three months ended June 30, 2011, from $76,000 for the comparable 2010 quarter, due primarily to a $3.1 million, or 31.2% increase in the average balance of securities outstanding, which was partially offset by a 39 basis point decrease in the average yield.  Interest income on investment securities increased $101,000, or 21.3%, to $576,000 for the three months ended June 30, 2011, compared to $475,000 for the same quarter in 2010, due primarily to an increase of $32.6 million, or 49.5% in the average balance of investment securities outstanding, which was partially offset by a 54 basis point decrease in the average yield to 2.34% in the 2011 quarter.  Interest income on other interest-earning deposits increased $49,000, or 132.4% to $86,000 for the three months ended June 30, 2011.

Interest expense increased $405,000, or 33.2% to $1.6 million for the three months ended June 30, 2011, from $1.2 million for the same quarter in 2010.  Interest expense on deposits increased by $422,000, or 48.6%, to $1.3 million, from $869,000, due primarily to a $245.2 million, or 104.7% increase in the average balance of deposits outstanding, which was partially offset by a 40 basis point decrease in the average costs of deposits to 1.08%.  The decrease in the average cost of deposits is due to the overall changes in the deposit composition and lower market rates for the period.  Interest expense on borrowings decreased by $17,000, or 4.8%, due primarily to an 85 basis point decrease in the average cost of borrowings, which was partially offset by a $8.4 million increase in the average balance outstanding.

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $1.8 million, or 65.4%, to $4.6 million for the three months ended June 30, 2011, as compared to the same quarter in 2010.  The average interest rate spread increased to 3.39% for the three months ended June 30, 2011 from 3.10% for the three months ended June 30, 2010.  The net interest margin increased slightly to 3.42% for the three months ended June 30, 2011 from 3.40% for the three months ended June 30, 2010.

Provision for Losses on Loans

Management recorded a $50,000 provision for losses on loans for the three months ended June 30, 2011, compared to a $60,000 provision for losses on loans for the three months ended June 30, 2010.  The provision for loan losses during the three months ended June 30, 2011 reflects the amount necessary to maintain an adequate allowance based on the historical loss experience and other external factors.   There can be no assurance that the loan loss allowance will be sufficient to cover losses on non-performing loans in the future, however management believes they have identified all known and inherent losses that are probable and that can be reasonably estimated within the loan portfolio, and that the allowance for loan losses is adequate to absorb such losses.

Other Income

Other income increased $740,000, or 395.7%, to $927,000 for the three months ended June 30, 2011, compared to the same quarter in 2010, due primarily to an increase in the gain on the sale of loans of $134,000, an increase of $157,000 in the gain on sale of real estate acquired through foreclosure and an increase in other operating income of $378,000. The increase in other operating income is a result of increased service fees on deposit accounts and an increase in service fees received from the Federal Home Loan Bank as a result of increased loan sales in the secondary market.

Cheviot Financial Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Three-Month Periods Ended June 30, 2011 and 2010 (continued)

General, Administrative and Other Expense

General, administrative and other expense increased $2.3 million, or 117.2%, to $4.3 million for of the three months ended June 30, 2011.  This increase is a result of an increase in employee compensation and benefits of $897,000, an increase of $212,000 in legal and professional expenses, an increase of $102,000 in FDIC expense and an increase of $571,000 in other operating expenses. The increase in employee compensation and benefits is a result of the additional employees and related costs resulting from the acquisition of First Franklin.  The increase in legal and professional expenses is a result of merger related costs and expenses related to resolving real estate owned properties.  The increase in FDIC expense is a result of an increase in deposit insurance due to the First Franklin merger.  The increase in other operating expense is a result of maintenance expense, real estate tax expense and the fair market value adjustments on real estate owned property.

Federal Income Taxes

The provision for federal income taxes decreased $65,000, or 18.3%, to $290,000 for the three months ended June 30, 2011, from $355,000 for the same quarter in 2010.   The effective tax rate was 24.3% and 38.0% for the three month periods ended June 30, 2011 and 2010, respectively. During the three months ended June 30, 2011, the Corporation was able to reverse approximately $221,000 in valuation allowance previously reserved for as a result of the acquisition of First Franklin.  The amount of deferred federal income taxes recorded in the acquisition approximated the amount of deferred taxes recorded in regulatory capital.  Cheviot Financial has approximately $6.4 million in remaining operating loss carryforwards to offset future taxable income for 20 years.  These losses are subject to the Internal Revenue Code Section 382 net operating loss limitations of $1.1 million allowed on an annual basis.

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

There were no changes in the Corporation’s internal controls that could materially affect, or could reasonably be likely to materially affect, these controls subsequent to the date of their evaluation by the Corporation’s Chief Executive Officer and Chief Financial Officer.

Cheviot Financial Corp.

PART II

ITEM 1.	Legal Proceedings

None.

ITEM 1A.	Risk Factors

Not applicable.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Corporation announced a repurchase plan on January 16, 2008 which provides for the repurchase of 5% or 447,584 shares of our common stock.  As of June 30, 2011, the Corporation had purchased 86,766 shares pursuant to the program.

Period	Total # of shares purchased	Average price paid per share	Total # of shares purchased as part of publicly announced plans or programs
April 1-30, 2011	-	$-	86,766
May 1-31, 2011	-	$-	86,766
June 1-30, 2011	-	$-	86,766

ITEM 3.	Defaults Upon Senior Securities

Not applicable.

ITEM 4.	Removed and reserved

ITEM 5.	Other information

None.

ITEM 6.	Exhibits

	31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
	32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
	32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Cheviot Financial Corp.

PART II (continued)

ITEM 6.	Exhibits (continued)

101
The following financial statements from Cheviot Financial Corp.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, filed on May 10, 2011, formatted in XBRL: (i) Consolidated Statements of Financial Condition, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Changes in Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows, (v) the Notes to the Consolidated Financial Statements, tagged as blocks of text.

	101.INS	Interactive datafile	XBRL Instance Document
	101.SCH	Interactive datafile	XBRL Taxonomy Extension Schema Document
	101.CAL	Interactive datafile	XBRL Taxonomy Extension Calculation Linkbase Document
	101.DEF	Interactive datafile	XBRL Taxonomy Extension Definition Linkbase Document
	101.LAB	Interactive datafile	XBRL Taxonomy Extension Label Linkbase
	101.PRE	Interactive datafile	XBRL Taxonomy Extension Presentation Linkbase Document

Cheviot Financial Corp.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	August 12, 2011	By:	/s/ Thomas J. Linneman
Thomas J. Linneman
President and Chief Executive Officer

Date:	August 12, 2011	By:	/s/ Scott T. Smith
Scott T. Smith
Chief Financial Officer