Form 10-Q
period 2011-09-30
CHEVIOT FINANCIAL CORP
filed 2012-01-17
CIK 1248124

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes ☐                      No ☒

As of November 14, 2011, the latest practicable date, 8,864,908 shares of the registrant’s common stock, $.01 par value, were issued and outstanding.

Cheviot Financial Corp.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(In thousands, except share data)

	September 30,	December 31,
	2011	2010
	(Unaudited)

ASSETS

Cash and due from banks	$8,884	$5,776
Federal funds sold	20,933	5,924
Interest-earning deposits in other financial institutions	15,384	6,449
Cash and cash equivalents	45,201	18,149

Investment securities available for sale - at fair value	90,748	88,382
Mortgage-backed securities available for sale - at fair value	8,015	4,279
Mortgage-backed securities held to maturity - at cost, approximate market value of $4,498 and $4,916 at September 30, 2011 and December 31, 2010, respectively	4,340	4,779
Loans receivable - net	394,915	220,998
Loans held for sale - at lower of cost or market	2,545	4,440
Real estate acquired through foreclosure - net	4,190	2,007
Office premises and equipment - at depreciated cost	10,063	4,610
Federal Home Loan Bank stock - at cost	8,366	3,375
Accrued interest receivable on loans	1,661	925
Accrued interest receivable on mortgage-backed securities	29	23
Accrued interest receivable on investments and interest-earning deposits	421	392
Goodwill	10,309	-
Core deposit intangible - net	1,118	-
Prepaid expenses and other assets	4,312	1,510
Bank-owned life insurance	10,246	3,791
Prepaid federal income taxes	885	409
Deferred federal income taxes	3,152	-

Total assets	$600,516	$358,069

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits	$480,390	$257,852
Advances from the Federal Home Loan Bank	42,024	27,300
Advances by borrowers for taxes and insurance	1,772	1,440
Accrued interest payable	163	99
Accounts payable and other liabilities	4,037	1,955
Deferred federal income taxes	-	4
Total liabilities	528,386	288,650

Commitments and contingencies

Shareholders’ equity
Preferred stock - authorized 5,000,000 shares, $.01 par value; none issued	-	-
Common stock - authorized 30,000,000 shares, $.01 par value; 9,918,751 shares issued at September 30, 2011 and December 31, 2010	99	99
Additional paid-in capital	43,870	43,878
Shares acquired by stock benefit plans	(1,270)	(1,302)
Treasury stock - at cost, 1,053,843 shares at September 30, 2011 and December 31, 2010	(12,859)	(12,860)
Retained earnings - restricted	41,855	40,655
Accumulated comprehensive income (loss), unrealized gains (losses) on securities available for sale, net of related tax effects	435	(1,051)
Total shareholders’ equity	72,130	69,419

Total liabilities and shareholders’ equity	$600,516	$358,069

See accompanying notes to consolidated financial statements.

Cheviot Financial Corp.

CONSOLIDATED STATEMENTS OF EARNINGS

 (In thousands, except per share data)

	Nine months ended		Three months ended
	September 30,		September 30,
	2011	2010	2011	2010
	(Unaudited)
Interest income
Loans	$14,236	$10,214	$5,384	$3,301
Mortgage-backed securities	208	228	70	66
Investment securities	1,624	1,285	591	436
Interest-earning deposits and other	222	115	85	38
Total interest income	16,290	11,842	6,130	3,841

Interest expense
Deposits	3,503	2,629	1,286	844
Borrowings	912	1,004	297	286
Total interest expense	4,415	3,633	1,583	1,130

Net interest income	11,875	8,209	4,547	2,711

Provision for losses on loans	400	250	200	150

Net interest income after provision for losses on loans	11,475	7,959	4,347	2,561

Other income (expense)
Rental	91	48	33	17
Gain on sale of loans	429	389	204	306
Gain (loss) on sale of real estate acquired through foreclosure	75	(23)	(47)	(1)
Earnings on bank-owned life insurance	208	104	84	35
Other operating	1,086	324	428	116
Total other income	1,889	842	702	473

General, administrative and other expense
Employee compensation and benefits	4,774	3,286	1,652	1,034
Occupancy and equipment	948	503	413	180
Property, payroll and other taxes	892	732	294	233
Data processing	381	175	161	63
Legal and professional	712	469	170	233
Advertising	367	150	87	50
FDIC expense	481	214	177	67
Other operating	1,651	596	682	201
Total general, administrative and other expense	10,206	6,125	3,636	2,061

Earnings before income taxes	3,158	2,676	1,413	973

Federal income taxes
Current	(243)	785	168	254
Deferred	977	127	276	36
Total federal income taxes	734	912	444	290

NET EARNINGS	$2,424	$1,764	$969	$683

EARNINGS PER SHARE
Basic	$.28	$.20	$.11	$.08

Diluted	$.28	$.20	$.11	$.08

Dividends per common share	$.36	$.33	$.12	$.11

See accompanying notes to consolidated financial statements.

Cheviot Financial Corp.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the nine and three months ended September 30, 2011 and 2010
 (In thousands)

	For the nine months		For the three months
	ended September 30,		ended September 30,
	2011	2010	2011	2010
	(Unaudited)
Net earnings for the period	$2,424	$1,764	$969	$683
Other comprehensive income, net of tax expense:
Unrealized holding gains on securities during the period, net of tax expense of $766 and $369 for the nine months ended September 30, 2011 and 2010, respectively, and $120 and $53 for the three months ended September 30, 2011 and 2010, respectively	1,486	717	232	102

Comprehensive income	$3,910	$2,481	$1,201	$785

Accumulated comprehensive income	$435	$337	$435	$337

See accompanying notes to consolidated financial statements.

Cheviot Financial Corp.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the nine months ended September 30, 2011 and 2010
 (In thousands)

	2011	2010
	(Unaudited)
Cash flows from operating activities:
Net earnings for the period	$2,424	$1,764
Adjustments to reconcile net earnings to net cash provided by operating activities:
Amortization of premiums and discounts on investment and mortgage-backed securities, net	(81)	21
Depreciation	387	240
Amortization expense related to stock benefit plans	10	380
Amortization of deferred loan origination fees - net	88	39
Amortization of intangible assets	180	-
Amortization of fair value adjustments	(1,267)	-
Proceeds from sale of loans in the secondary market	37,186	15,354
Loans originated for sale in the secondary market	(34,897)	(18,104)
Gain on sale of loans	(429)	(389)
(Gain) loss on sale of real estate acquired through foreclosure	(75)	23
Impairment on real estate acquired through foreclosure	358	102
Federal Home Loan Bank stock dividends	-	(6)
Earnings on bank-owned life insurance	(208)	(104)
Provision for losses on loans	400	250
Increase (decrease) in cash, net of acquisition, due to changes in:
Accrued interest receivable on loans	(20)	64
Accrued interest receivable on mortgage-backed securities	18	10
Accrued interest receivable on investments and interest-earning deposits	100	(10)
Prepaid expenses and other assets	267	(45)
Accrued interest payable	(692)	(36)
Accounts payable and other liabilities	(2,516)	35
Federal income taxes (benefits)
Current	560	(110)
Deferred	977	127
Net cash provided by (used in) operating activities	2,770	(395)

Cash flows used in investing activities:
Principal repayments on loans	33,500	37,814
Loan disbursements	(13,473)	(23,785)
Purchase of investment securities – available for sale	(28,346)	(76,670)
Proceeds from maturity of investment securities – available for sale	44,050	72,101
Principal repayments on mortgage-backed securities – available for sale	1,037	542
Principal repayments on mortgage-backed securities – held to maturity	439	740
Additions to real estate acquired through foreclosure	(100)	(96)
Proceeds from sale of real estate acquired through foreclosure	2,388	531
Purchase of office premises and equipment	(913)	(34)
Cash paid for acquisition, net of cash received	(4,200)	-
Net cash provided by investing activities	34,382	11,143

Cash flows provided by financing activities:
Net increase in deposits – net of acquisition	1,813	11,877
Proceeds from Federal Home Loan Bank advances – net of acquisition	11,000	10,000
Repayments on Federal Home Loan Bank advances – net of acquisition	(19,254)	(14,969)
Advances by borrowers for taxes and insurance – net of acquisition	(960)	(481)
Repayments on other borrowings	(1,490)	-
Treasury stock repurchases	-	(31)
Stock option expense, net	15	91
Dividends paid on common stock	(1,224)	(1,122)
Net cash provided by (used in) financing activities	(10,100)	5,365

Net increase in cash and cash equivalents	27,052	16,113
Cash and cash equivalents at beginning of period	18,149	11,283
Cash and cash equivalents at end of period	$45,201	$27,396

See accompanying notes to consolidated financial statements.

Cheviot Financial Corp.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

For the nine months ended September 30, 2011 and 2010
 (In thousands)

	2011	2010
	(Unaudited)

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Federal income taxes	$235	$794

Interest on deposits and borrowings	$4,479	$3,597

Supplemental disclosure of noncash investing activities:
Transfer of loans to real estate acquired through foreclosure	$2,350	$181

Loans originated upon sales of real estate acquired through foreclosure	$102	$-

Recognition of mortgage servicing rights	$140	$118

See accompanying notes to consolidated financial statements.

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the three and nine months ended September 30, 2011 and 2010

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

On March 16, 2011, the Corporation completed the acquisition of First Franklin Corporation (“First Franklin”) and its wholly-owned subsidiary, The Franklin Savings and Loan Company (“Franklin Savings”).  Accordingly, the Corporation’s unaudited consolidated financial statements for the three and nine month periods ended September 30, 2011 includes the accounts of First Franklin for the period March 17, 2011 to September 30, 2011.

On July 12, 2011 Cheviot Mutual Holding Company and the Corporation adopted a Plan of Conversion whereby the mutual holding company would convert from mutual to stock form.  As part of the Plan of Conversion the pro forma value of the 62% of the Corporation owed by the Mutual Holding Company would be sold in a subscription and community offering and, if necessary, a syndicated community offering.  The Plan of Conversion was conditionally approved by the Federal Reserve Board, and consummation of the transactions contemplated thereby remains subject to certain conditions, including approval by the Mutual Holding Company’s members and the Corporation’s stockholders.

The accompanying unaudited financial statements were prepared in accordance with instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America.  Accordingly, these consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto of Cheviot Financial included in the Annual Report on Form 10-K for the year ended December 31, 2010.  However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the consolidated financial statements have been included.  The results of operations for the three and nine month periods ended September 30, 2011, are not necessarily indicative of the results which may be expected for the entire year.

Cheviot Financial evaluates subsequent events through the date of filing with the Securities and Exchange Commission.

2.       Principles of Consolidation

The accompanying consolidated financial statements as of and for the three and nine months ended September 30, 2011 include the accounts of the Corporation and its wholly-owned subsidiary, the Savings Bank.  All significant intercompany items have been eliminated.

3.       Liquidity and Capital Resources

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business.  Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures.  Our primary sources of funds are deposits, scheduled amortization and prepayments of loan principal and mortgage-backed securities, maturities and calls of securities and funds provided by our operations.  In addition, we may borrow from the Federal Home Loan Bank of Cincinnati.  At September 30, 2011 and December 31, 2010, we had $42.0 million and $27.3 million, respectively, in outstanding borrowings from the Federal Home Loan Bank of Cincinnati and had the capacity to increase such borrowings at those dates by approximately $157.2 million and $115.3 million, respectively.

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the three and nine months ended September 30, 2011 and 2010

3.       Liquidity and Capital Resources (continued)

Loan repayments and maturing securities are a relatively predictable source of funds.  However, deposit flows, calls of securities and prepayments of loans and mortgage-backed securities are strongly influenced by interest rates, general and local economic conditions and competition in the marketplace.  These factors reduce the predictability of these sources of funds.

Our primary investing activities are the origination of one- to four-family real estate loans, commercial real estate, construction and consumer loans, and the purchase of securities.  For the nine months ended September 30, 2011, loan originations totaled $48.4 million, compared to $41.9 million for the nine months ended September 30, 2010.

Total deposits increased $222.5 million during the nine months ended September 30, 2011 and increased $11.9 million during the nine months ended September 30, 2010, respectively.  The increase during the nine months ended September 30, 2011 is due to the purchase of First Franklin.  Deposit flows are affected by the level of interest rates, the interest rates and products offered by competitors and other factors.

The following table sets forth information regarding the Corporation’s obligations and commitments to make future payments under contract as of September 30, 2011.

		Payments due by period
	Less	More than	More than	More
	than	1-3	4-5	than
	1 year	years	years	5 years	Total
	(In thousands)

Contractual obligations:
Advances from the Federal Home Loan Bank	$9,952	$3,326	$5,318	$23,428	$42,024
Certificates of deposit	129,997	75,755	67,957	981	274,690

Amount of loan commitments and expiration per period:
Commitments to originate one- to four-family loans	4,193	-	-	-	4,193
Home equity lines of credit	28,845	-	-	-	28,845
Commercial lines of credit	263	-	-	-	263
Undisbursed loans in process	3,148	-	-	-	3,148

Total contractual obligations	$176,398	$79,081	$73,275	$24,409	$353,163

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

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the three and nine months ended September 30, 2011 and 2010

3.       Liquidity and Capital Resources (continued)

At September 30, 2011 and 2010, we exceeded all of the applicable regulatory capital requirements.  Our core (Tier 1) capital was $58.6 million and $56.9 million, or 10.0% and 16.7% of total assets at September 30, 2011 and 2010, respectively.  In order to be classified as “well-capitalized” under federal banking regulations, we were required to have core capital of at least $36.0 million, or 6.0% of assets as of September 30, 2011.  To be classified as a well-capitalized bank, we must also have a ratio of total risk-based capital to risk-weighted assets of at least 10.0%.  At September 30, 2011 and 2010, we had a total risk-based capital ratio of 18.3% and 34.8%, respectively.

4.       Earnings per Share

Basic earnings per share is computed based upon the weighted-average common shares outstanding during the period, less shares in the ESOP that are unallocated and not committed to be released plus shares in the ESOP that have been allocated.  The weighted average common shares outstanding includes 5,455,313 shares held by Cheviot Mutual Holding Company. Weighted-average common shares deemed outstanding gives effect to 107,126 and 142,833 unallocated shares held by the ESOP for the three and nine months ended September 30, 2011 and 2010, respectively.

	For the nine months ended		For the three months ended
	September 30,		September 30,
	2011	2010	2011	2010

Weighted-average common shares outstanding (basic)	8,757,782	8,723,800	8,757,782	8,722,075

Dilutive effect of assumed exercise of stock options	8,850	9,051	9,219	9,179

Weighted-average common shares outstanding (diluted)	8,766,632	8,732,851	8,767,001	8,731,254

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

The Corporation elected the modified prospective transition method in applying ASC 718. Under this method, the compensation cost recorded for unvested equity-based awards is based on their grant-date fair value. For the nine months ended September 30, 2011, the Corporation recorded $15,000 in after-tax compensation cost for equity-based awards that vested during the nine months ended September 30, 2011.  The Corporation has $73,000 unrecognized pre-tax compensation cost related to non-vested equity-based awards granted under its stock incentive plan as of September 30, 2011, which is expected to be recognized over a weighted-average vesting period of approximately 0.2 years.

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the three and nine months ended September 30, 2011 and 2010

5.       Stock Option Plan (continued)

A summary of the status of the Corporation’s stock option plan as of September 30, 2011 and the year ended December 31, 2010, as well as the changes during the periods then ended are presented below:

	Nine months ended		Year ended
	September 30, 2011		December 31, 2010
		Weighted-		Weighted-
		average		average
		exercise		exercise
	Shares	price	Shares	price

Outstanding at beginning of period	421,200	$11.05	412,340	$11.17
Granted	4,400	9.04	8,860	8.07
Exercised	-	-	-	-
Forfeited	-	-	-	-

Outstanding at end of period	425,600	$11.02	421,200	$11.05

Options exercisable at period-end	404,760	$11.14	397,260	$11.16

Fair value of options granted		$5.30		$4.83

The following information applies to options outstanding at September 30, 2011:

Number outstanding	425,600
Exercise price	$8.07 - $13.63
Weighted-average exercise price	$11.14
Weighted-average remaining contractual life	4.0 years

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

For the three and nine months ended September 30, 2011 and 2010

6.   Investment and Mortgage-backed Securities

The amortized cost, gross unrealized gains, gross unrealized losses and estimated fair values of investment securities at September 30, 2011 and December 31, 2010 are shown below.

		September 30, 2011
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
		(In thousands)
Available for Sale:
U.S. Government agency securities	$87,233	$264	$9	$87,488
Municipal obligations	3,140	138	18	3,260

	$90,373	$402	$27	$90,748

		December 31, 2010
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
		(In thousands)
Available for Sale:
U.S. Government agency securities	$88,529	$102	$1,622	$87,009
Municipal obligations	1,545	5	177	1,373

	$90,074	$107	$1,799	$88,382

The amortized costs of investment securities at September 30, 2011, by contractual term to maturity, are shown below.

September 30,
2011
(In thousands)
Less than one year	$70,846
One to five years	10,954
Five to ten years	1,325
More than ten years	7,248

$90,373

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the three and nine months ended September 30, 2011 and 2010

6.       Investment and Mortgage-backed Securities (continued)

The amortized cost, gross unrealized gains, gross unrealized losses and estimated fair values of mortgage-backed securities at September 30, 2011 and December 31, 2010 are shown below.

		September 30, 2011
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
		(In thousands)
Available for sale:
Federal Home Loan Mortgage Corporation adjustable-rate participation certificates	$1,185	$141	$1	$1,325
Federal National Mortgage Association adjustable-rate participation certificates	2,895	55	3	2,947
Government National Mortgage Association adjustable-rate participation certificates	3,650	109	16	3,743

	$7,730	$305	$20	$8,015

Held to maturity:
Federal Home Loan Mortgage Corporation adjustable-rate participation certificates	$409	$9	$1	$417
Federal National Mortgage Association adjustable-rate participation certificates	444	8	2	450
Government National Mortgage Association adjustable-rate participation certificates	3,487	145	1	3,631

	$4,340	$162	$4	$4,498

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the three and nine months ended September 30, 2011 and 2010

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

The amortized cost of mortgage-backed securities, including those designated as available for sale at September 30, 2011, by contractual terms to maturity, are shown below.  Expected maturities will differ from contractual maturities because borrowers may generally prepay obligations without prepayment penalties.

September 30,
2011
(In thousands)

Due in one year or less	$570
Due in one year through five years	2,411
Due in five years through ten years	3,334
Due in more than ten years	5,755

$12,070

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the three and nine months ended September 30, 2011 and 2010

6.       Investment and Mortgage-backed Securities (continued)

The table below indicates the length of time individual securities have been in a continuous unrealized loss position at September 30, 2011:

	Less than 12 months			12 months or longer				Total
Description of	Number of	Fair	Unrealized	Number of	Fair	Unrealized	Number of	Fair	Unrealized
securities	investments	value	losses	investments	value	losses	investments	value	losses
				(Dollars in thousands)

U.S. Government agency securities	2	$9,991	$9	-	$-	$-	2	$9,991	$9
Municipal obligations	-	-	-	1	697	18	1	697	18
Mortgage-backed securities	14	761	23	5	43	1	19	804	24

Total temporarily impaired securities	16	$10,752	$32	6	$740	$19	22	$11,492	$51

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

The  Corporation  recognizes the financial  statement  benefit of a tax position only after  determining  that the relevant tax authority  would more likely than not sustain the  position  following  an audit.  For tax positions meeting the more-likely-than-not   threshold,   the amount   recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant tax authority.  The Corporation has applied this standard to all tax positions for which the statute of limitations remained open. The Corporation was not required to record any liability for unrecognized tax benefits as of September 30, 2011.

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the three and nine months ended September 30, 2011 and 2010

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

Federal income tax on earnings differs from that computed at the statutory corporate tax rate for the nine months ended September 30, 2011 and 2010:

	2011	2010
	(Dollars in thousands)

Federal income taxes at statutory rate of 34%	$1,074	$910
Increase (decrease) in taxes resulting primarily from:
Stock compensation	(7)	49
Nontaxable interest income	(28)	(16)
Cash surrender value of life insurance	(71)	(35)
Utilization of net operating loss carryforwards, previously reserved	(241)	-
Other	7	4

Federal income taxes per consolidated financial statements	$734	$912

Effective tax rate	23.2%	34.1%

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

For the three and nine months ended September 30, 2011 and 2010

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

Available for sale securities include U.S. agency securities, municipal bonds and mortgage-backed agency securities.

                        Fair Value Measurements at September 30, 2011 and December 31, 2010

	Quoted prices
	in active	Significant	Significant
	markets for	other	other
	identical	observable	unobservable
	assets	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)
Securities available for sale at September 30, 2011:

U.S. Government agency securities	-	$87,488	-
Municipal obligations	-	$3,260	-
Mortgage-backed securities	-	$8,015	-

Securities available for sale at December 31, 2010:

U.S. Government agency securities	-	$87,009	-
Municipal obligations	-	$1,373	-
Mortgage-backed securities	-	$4,279	-

The Corporation is predominately an asset-based lender with real estate serving as collateral on a substantial majority of loans.  Loans which are deemed to be impaired are primarily valued on a nonrecurring basis at the fair values of the underlying real estate collateral.  In addition, on the acquisition date the Corporation independently fair valued $25.0 million of First Franklin’s impaired loans, as well as $173.2 million of performing loans.  First Franklin’s impaired loans subject to fair value adjustments are not included in Cheviot Financial’s non-performing loan totals.  Such loans are considered performing under Topic ASC 310-30, even though the loans are contractually past due, as any nonpayment of contractual principal or interest is considered in the periodic re-estimation of expected cash flows and the resulting loss provisions or future period yield adjustments. The fair values were obtained using independent appraisals, which the Corporation considers to be Level 2 inputs.  The aggregate carrying amount of the Corporation’s impaired loans at September 30, 2011 was $5.0 million, compared to $4.9 million at December 31, 2010.

The Corporation has real estate acquired through foreclosure totaling $4.2 million at September 30, 2011, compared to $2.0 million at December 31, 2010.  Real estate acquired through foreclosure is carried at the lower of the cost or fair value less estimated selling expenses at the date of acquisition. Fair values are obtained using independent appraisals, based on comparable sales which the Corporation considers to be Level 2 inputs.  The aggregate amount of real estate acquired through foreclosure that is carried at fair value was $3.5 million at September 30, 2011 and $1.1 million at December 31, 2010.  The aggregate amount of real estate acquired through foreclosure that is carried at cost was $734,000 at September 30, 2011.

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the three and nine months ended September 30, 2011 and 2010

9.       Effects of Recent Accounting Pronouncements

We adopted the following accounting guidance in 2011, none of which had a material effect, if any, on our consolidated financial position or results of operations.

In January 2010, the FASB issued ASU No. 2010-06 “Improving Disclosures about Fair Value Measurements,” which amends the guidance for fair value measurements and disclosures. The guidance in ASU 2010-06 requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and to describe the reasons for the transfers. Furthermore, ASU 2010-06 requires a reporting entity to present separately information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements using significant unobservable inputs; clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value; and amends guidance on employers’ disclosures about postretirement benefit plan assets to require that disclosures be provided by classes of assets instead of by major categories of assets. The new guidance is effective for interim and annual reporting periods beginning January 1, 2010, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective January 1, 2011 and for interim periods thereafter. In the period of initial adoption, entities are not required to provide the amended disclosures for any previous periods presented for comparative purposes. The adoption of this guidance did not have a material impact on our annual and interim financial statement disclosures and did not have any impact on our consolidated financial statements.

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

For the three and nine months ended September 30, 2011 and 2010

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

In September 2011, the FASB issued ASU 2011-8, “Intangibles - Goodwill and Other (Topic 350):  Testing Goodwill for Impairment.” The amendments in this Update will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under these amendments, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment.  The amendment is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the three and nine months ended September 30, 2011 and 2010

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

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the three and nine months ended September 30, 2011 and 2010

10.       Fair Value of Financial Instruments (continued)

The following methods and assumptions were used by the Corporation in estimating its fair value disclosures for financial instruments at September 30, 2011:

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

Deposits:  The fair value of NOW accounts, passbook accounts, and money market demand deposits is deemed to approximate the amount payable on demand at September 30, 2011.  Fair values for fixed-rate certificates of deposit have been estimated using a discounted cash flow calculation using the interest rates currently offered for deposits of similar remaining maturities.

Advances from the Federal Home Loan Bank:  The fair value of these advances is estimated using the rates currently offered for similar advances of similar remaining maturities or, when available, quoted market prices.

Advances by Borrowers for Taxes and Insurance: The carrying amount of advances by borrowers for taxes and insurance is deemed to approximate fair value.

Commitments to extend credit:  For fixed-rate loan commitments, the fair value estimate considers the difference between current levels of interest rates and committed rates.  At September 30, 2011, the fair value of the derivative loan commitments was not material.

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the three and nine months ended September 30, 2011 and 2010

10.       Fair Value of Financial Instruments (continued)

The estimated fair values of the Corporation’s financial instruments at September 30, 2011 and December 31, 2010 are as follows:

	September 30, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
	(In thousands)		(In thousands)
Financial assets
Cash and cash equivalents	$45,201	$45,201	$18,149	$18,149
Investment securities	90,748	90,748	88,382	88,382
Mortgage-backed securities	12,355	12,513	9,058	9,195
Loans receivable - net	397,460	410,517	225,438	233,272
Accrued interest receivable	2,111	2,111	1,340	1,340
Federal Home Loan Bank stock	8,366	8,366	3,375	3,375

	$556,241	$569,456	$345,742	$353,713

Financial liabilities
Deposits	$480,390	$480,378	$257,852	$257,672
Advances from the Federal Home Loan Bank	42,024	43,216	27,300	30,597
Accrued interest payable	163	163	99	99
Advances by borrowers for taxes and insurance	1,772	1,772	1,440	1,440

	$524,349	$525,529	$286,691	$289,808

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

For the three and nine months ended September 30, 2011 and 2010

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

First Franklin’s loans without evidence of credit deterioration were fair valued by discounting both expected principal and interest cash flows using an observable discount rate for similar instruments that a market participant would consider in determining fair value. Additionally, consideration was given to management’s best estimates of default rates and payment speeds.  At acquisition, First Franklin’s loan portfolio without evidence of deterioration totaled $173.2 million and was recorded at a fair value of $171.6 million.

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the three and nine months ended September 30, 2011 and 2010

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

For the three and nine months ended September 30, 2011 and 2010

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

The Corporation recorded goodwill and other intangibles associated with the purchase of First Franklin and Franklin Savings totaling $11.6 million.  Goodwill is not amortized, but is periodically evaluated for impairment.  The Corporation did not recognize any impairment during the quarter ended September 30, 2011.  The carrying amount of the goodwill at September 30, 2011 was $10.3 million.

Identifiable intangibles are amortized to their estimated residual values over the expected useful lives.  Such lives are also periodically reassessed to determine if any amortization period adjustments are required.  During the quarter ended September 30, 2011, no such adjustments were recorded.  The identifiable intangible asset consists of a core deposit intangible which is being amortized on an accelerated basis over the useful life of such asset. The net carrying amount of the core deposit intangible at September 30, 2011 was $1.1 million with $180,000 in accumulated amortization as of that date.

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the three and nine months ended September 30, 2011 and 2010

11. Acquisition Activity (continued)

As of September 30, 2011, the current year and estimated future amortization expense for the core deposit intangible was:

2011	$90
2012	282
2013	206
2014	149
2015	116
2016	110
2017	110
2018	55
Total	$1,118

12.       Financing Receivables

The recorded investment in loans was as follows as of September 30, 2011:

	One-to four
	Family	Multi-family
	Residential	Residential	Construction		Commercial	Consumer	Total

Purchased loans	$125,123	$15,411	$-		$43,667	$2,918	$187,119
Credit quality discount	(2,446)	(208)	-		(2,408)	(1,584)	(6,646)
Purchased loans book value (3)	122,677	15,203	-		41,259	1,334	180,473
Originated loans (1)	182,991	11,178	5,849	(2)	21,106	262	221,386
Ending balance	$305,668	$26,381	$5,849		$62,365	$1,596	$401,859

(1)	Includes loans held for sale
(2)	Before consideration of undisbursed Loans-in-process
(3)	Loans purchased in acquisition of First Franklin

The carrying amount of purchased loans consisting of credit-impaired purchased loans and non-impaired purchased loans is shown in the following table as of September 30, 2011.

		Credit
	Non-impaired	Impaired
	Purchased Loans	Purchased Loans

One-to-four family residential	$117,061	$5,616
Multi-family residential	14,065	1,138
Construction	-	-
Commercial	32,562	8,697
Consumer	63	1,271
Total	$163,751	$16,722

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the three and nine months ended September 30, 2011 and 2010

12.       Financing Receivables (continued)

The following summarizes activity in the allowance for credit losses:

	September 30, 2011
	One-to four Family Residential	Multi-family Residential	Construction	Commercial	Consumer	Total

Allowance for loan losses:

Beginning balance	$979	$49	$33	$180	$1	$1,242
Provision	271	100	-	29	-	400
Charge-offs	(212)	-	(26)	-	(2)	(240)
Recoveries	-	-	-	-	13	13

Ending balance	$1,038	$149	$7	$209	$12	$1,415

Ending balance:
Individually evaluated for impairment	$373	$-	$-	$8	$-	$381

Ending balance:
Collectively evaluated for impairment	$665	$149	$7	$201	$12	$1,034

Loans receivable:

Ending balance	$305,668	$26,381	$5,849	$62,365	$1,596	$401,859

Ending balance:
Individually evaluated for impairment (1)	$121,909	$14,162	$-	$32,909	$63	$169,043

Ending balance:
Collectively evaluated for impairment	$178,143	$11,081	$5,849	$20,759	$262	$216,094

Ending balance:
Loans acquired with deteriorated credit quality	$5,616	$1,138	$-	$8,697	$1,271	$16,722

(1)  Includes loans acquired from First Franklin of $163,751

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the three and nine months ended September 30, 2011 and 2010

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

For the three and nine months ended September 30, 2011 and 2010

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

The following table summarizes the credit risk profile by internally assigned grade:

	Originated Loans at September 30, 2011
	One-to four
	Family	Multi-family
	Residential	Residential	Construction	Commercial	Consumer	Total

Grade:
Pass	$178,406	$11,081	$5,849	$20,760	$262	$216,358
Special mention	-	-	-	-	-	-
Substandard	4,585	97	-	346	-	5,028
Doubtful	-	-	-	-	-	-
Loss	-	-	-	-	-	-
Total	$182,991	$11,178	$5,849	$21,106	$262	$221,386

	Loans Receivable at December 31, 2010
	One-to four
	Family	Multi-family
	Residential	Residential	Construction	Commercial	Consumer	Total

Grade:
Pass	$190,812	$8,594	$7,081	$19,107	$207	$225,801
Special mention	-	-	-	-	-	-
Substandard	4,989	-	-	222	-	5,211
Doubtful	-	-	-	-	-	-
Loss	-	-	-	-	-	-
Total	$195,801	$8,594	$7,081	$19,329	$207	$231,012

	Purchased Loans at September 30, 2011
	One-to four
	Family	Multi-family
	Residential	Residential	Construction	Commercial	Consumer	Total

Grade:
Pass	$116,605	$14,899	$-	$38,092	$1,306	$170,902
Special mention	131	-	-	988	-	1,119
Substandard	5,941	304	-	2,179	28	8,452
Doubtful	-	-	-	-	-	-
Loss	-	-	-	-	-	-
Total	$122,677	$15,203	$-	$41,259	$1,334	$180,473

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the three and nine months ended September 30, 2011 and 2010

12. Financing receivables (continued)

The following table summarizes loans by delinquency, nonaccrual status and impaired loans:

	Age Analysis of Past Due Originated Loans Receivable
	As of September 30, 2011
							Recorded
							Investment
	30-89 Days	Over 90 days	Total Past	Current and		Total	90 Days and
	Past Due	Past Due	Due	Accruing	Nonaccrual	Loans	Accruing

Real Estate:
1-4 family Residential	$649	$4,584	$5,233	$178,407	$4,584	$182,991	-
Multi-family Residential	-	97	97	11,081	97	11,178	-
Construction	-	-	-	5,849	-	5,849	-
Commercial	-	347	347	20,759	347	21,106	-
Consumer	-	-	-	262	-	262	-
Total	$649	$5,028	$5,677	$216,358	$5,028	$221,386	-

	Age Analysis of Past Due Originated Loans Receivable
	As of December 31, 2010
							Recorded
							Investment
	30-89 Days	Over 90 days	Total Past	Current and		Total	90 Days and
	Past Due	Past Due	Due	accruing	Nonaccrual	Loans	Accruing

Real Estate:
1-4 family Residential	$1,017	$4,695	$5,712	$191,106	$4,695	$195,801	-
Multi-family Residential	-	-	-	8,594	-	8,594	-
Construction	-	-	-	7,081	-	7,081	-
Commercial	46	160	206	19,169	160	19,329	-
Consumer	-	-	-	207	-	207	-
Total	$1,063	$4,855	$5,918	$226,157	$4,855	$231,012	-

	Age Analysis of Past Due Purchased Loans Receivable
	As of September 30, 2011
							Recorded
							Investment
	30-89 Days	Over 90 days	Total Past	Current and		Total	90 Days and
	Past Due	Past Due	Due	Accruing	Nonaccrual	Loans	Accruing

Real Estate:
1-4 family Residential	$1,744	$6,352	$8,096	$116,325	$6,352	$122,677	-
Multi-family Residential	-	488	488	14,715	488	15,203	-
Construction	-	-	-	-	-	-	-
Commercial	11	746	757	40,513	746	41,259	-
Consumer	-	11	11	1,323	11	1,334	-
Total	$1,755	$7,597	$9,352	$172,876	$7,597	$180,473	-

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the three and nine months ended September 30, 2011 and 2010

12. Financing receivables (continued)

	Impaired Loans
	As of September 30, 2011

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
Purchased loans with no related allowance recorded:
Real Estate:
1-4 family Residential	$5,616	$5,616	$-	$85	$105
Multi-family
Residential	1,138	1,138	-	228	17
Construction	-	-	-	-	-
Commercial	8,697	8,697	-	457	11
Consumer	1,271	1,271	-	42	1
Total	$16,722	$16,722	$-	$139	$134

	Impaired Loans
	As of September 30, 2011

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized
Originated loans with no related allowance recorded
Real Estate:
1-4 family Residential	$4,264	$4,264	$-	$112	$66
Multi-family	97	97	-	97	4
Commercial	187	187	-	93	4
Consumer	-	-	-	-	-
Total	$4,548	$4,548	$-	$111	$74
Originated loans with an allowance recorded:
Real Estate:
1-4 family Residential	$211	$584	$373	$26	$-
Commercial	152	160	8	152	-
Consumer	-	-	-	-	-
Total	$363	$744	$381	$40	$-
Total:
Real Estate:
1-4 family Residential	$10,091	$10,464	$373	$90	$171
Multi-family
Residential	1,235	1,235	-	206	21
Construction	-	-	-	-	-
Commercial	9,036	9,044	8	411	15
Consumer	1,271	1,271	-	42	1
Total	$21,633	$22,014	$381	$127	$208

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the three and nine months ended September 30, 2011 and 2010

12. Financing receivables (continued)

	Impaired Loans
	As of December 31, 2010

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized

Originated loans
with no related
allowance recorded:
Real Estate:
1-4 family Residential	$4,038	$4,038	$-	$104	$126
Multi-family
Residential	-	-	-	-	-
Construction	-	-	-	-	-
Commercial	222	222	-	111	2
Consumer	-	-	-	-	-
Total	$4,260	$4,260	$-	$215	$128

	Impaired Loans
	As of December 31, 2010

		Unpaid		Average	Interest
	Recorded	Principal	Related	Recorded	Income
	Investment	Balance	Allowance	Investment	Recognized

Originated with
an allowance recorded:
Real Estate:
1-4 family Residential	$734	$951	$217	$56	$9
Multi-family
Residential	-	-	-	-	-
Construction	-	-	-	-	-
Commercial	-	-	-	-	-
Consumer	-	-	-	-	-
Total	$734	$951	$217	$56	$9
Total:
Real Estate:
1-4 family Residential	$4,772	$4,989	$217	$160	$135
Multi-family
Residential	-	-	-	-	-
Construction	-	-	-	-	-
Commercial	222	222	-	111	2
Consumer	-	-	-	-	-
Total	$4,994	$5,211	$217	$203	$137

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the three and nine months ended September 30, 2011 and 2010

12. Financing receivables (continued)

Modifications
As of September 30, 2011

		Pre-Modification	Post-Modification
Outstanding
	Number of	Outstanding Recorded	Recorded
	Contracts	Investment	Investment
Troubled Debt Restructurings
Real Estate:
1-4 Family Residential	2	$1,272	$1,274
Multi-family Residential	-	-	-
Construction	-	-	-
Commercial	-	-	-
Consumer	-	-	-

	Number of	Recorded
	Contracts	Investment
Troubled Debt Restructurings
That Subsequently Defaulted

Real Estate:
1-4 Family Residential	2	$1,274
Multi-family Residential	-	-
Construction	-	-
Commercial	-	-
Consumer	-	-

Modifications
As of December 31, 2010

		Pre-Modification	Post-Modification
Outstanding
	Number of	Outstanding Recorded	Recorded
	Contracts	Investment	Investment
Troubled Debt Restructurings
Real Estate:
1-4 Family Residential	6	$2,283	$2,361
Multi-family Residential	-	-	-
Construction	-	-	-
Commercial	-	-	-
Consumer	-	-	-

Cheviot Financial Corp.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the three and nine months ended September 30, 2011 and 2010

12. Financing receivables (continued)

	Number of	Recorded
	Contracts	Investment
Troubled Debt Restructurings
That Subsequently Defaulted

Real Estate:
1-4 Family Residential	3	$1,955
Multi-family Residential	-	-
Construction	-	-
Commercial	-	-
Consumer	-	-

The modifications related to interest only payments ranging from a three to six month period.  Due to the short term cash flow deficiency, no related allowance was recorded as a result of the restructurings.
The collateral value was updated with recent appraisals which gave no indication of impairment.

Cheviot Financial Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the three and nine months ended September 30, 2011 and 2010

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

Cheviot Financial Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

For the three and nine months ended September 30, 2011 and 2010

Recent Developments (continued)

First Franklin’s loans without evidence of credit deterioration were fair valued by discounting both expected principal and interest cash flows using an observable discount rate for similar instruments that a market participant would consider in determining fair value.  Additionally, consideration was given to management’s best estimates of default rates and payment speeds.  At acquisition, First Franklin’s loan portfolio without evidence of credit deterioration totaled $173.2 million and was recorded at a fair value of $171.6 million.

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

Discussion of Financial Condition Changes at September 30, 2011 and at December 31, 2010

Total assets increased $242.4 million, or 67.7%, to $600.5 million at September 30, 2011, from $358.1 million at December 31, 2010.  The increase in total assets is primarily the result of the First Franklin acquisition.  As a result of the acquisition, Cheviot Financial Corp. recorded increases in cash and cash equivalents, mortgage-backed securities and loans receivable.

Cheviot Financial Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)

Discussion of Financial Condition Changes at September 30, 2011 and at December 31, 2010 (continued)

Cash, federal funds sold and interest-earning deposits increased $27.1 million, or 149.1%, to $45.2 million at September 30, 2011, from $18.1 million at December 31, 2010.  The increase in cash and cash equivalents at September 30, 2011 was due to a $15.0 million increase in federal funds sold, a $8.9 million increase in interest-earning deposits and a $3.1 million increase in cash and due from banks.  We acquired $20.5 million in cash and cash equivalents in the First Franklin acquisition.  Investment securities increased $2.4 million to $90.7 million at September 30, 2011. At September 30, 2011, all investment securities were classified as available for sale. As of September 30, 2011, none of our investment securities are considered impaired.

Mortgage-backed securities increased $3.3 million, or 36.4%, to $12.4 million at September 30, 2011, from $9.1 million at December 31, 2010.  The increase in mortgage-backed securities was due primarily to $4.5 million of mortgage-backed securities designated as available for sale acquired from First Franklin.  During the nine months ended September 30, 2011, there were principal prepayments and repayments totaling approximately $1.5 million.  At September 30, 2011, $4.3 million of mortgage-backed securities were classified as held to maturity, while $8.0 million were classified as available for sale.  As of September 30, 2011, none of the mortgage-backed securities are considered other than temporarily impaired.

Loans receivable, including loans held for sale, increased $172.0 million, or 76.3%, to $397.5 million at September 30, 2011, from $225.4 million at December 31, 2010.  The increase in loans receivable is the result of acquiring approximately $198.7 million in net loans receivable in the First Franklin acquisition.  In addition, the change in net loans receivable reflects loan sales of 15 or 30 year fixed rate mortgage loans totaling $37.2 million and loan principal repayments of $33.5 million, which were partially offset by loan originations of $48.4 million.  The acquisition of First Franklin resulted in changes to the overall composition of the loan portfolio.  The portfolio is currently comprised of approximately 48% in fixed rate mortgages and 52% in variable rate mortgages.   In addition, as a result of the acquisition, the Company increased the amount of commercial loans to 15.8% of total loans compared to 8.4% of total loans at December 31, 2010.

The allowance for loan losses totaled $1.4 million and $1.2 million at September 30, 2011 and December 31, 2010, respectively.  In determining the adequacy of the allowance for loan losses at any point in time, management and the board of directors apply a systematic process focusing on the risk of loss in the portfolio.  First, the loan portfolio is segregated by loan types to be evaluated collectively and loan types to be evaluated individually.  Delinquent multi-family and commercial loans are evaluated individually for potential impairments in their carrying value.  Second, the allowance for loan losses entails utilizing our historic loss experience by applying such loss percentage to the loan types to be collectively evaluated in the portfolio.  During the nine months ended September 30, 2011 the Corporation recorded a $400,000 provision for loan losses reflecting these factors as well as replenishing the allowance for charge-offs.   The analysis of the allowance for loan losses requires an element of judgment and is subject to the possibility that the allowance may need to be increased, with a corresponding reduction in earnings.  Under applicable accounting guidelines, loans acquired in the acquisition were marked to fair value.  Therefore, as of September 30, 2011, the Company has not provided loan losses for the loans acquired in the acquisition.  To the best of management’s knowledge, all known and inherent losses that are probable and that can be reasonably estimated have been recorded at September 30, 2011.

Cheviot Financial Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)

Discussion of Financial Condition Changes at September 30, 2011 and at December 31, 2010 (continued)

Non-performing and impaired loans totaled $4.9 million at both September 30, 2011 and December 31, 2010, respectively.  At September 30, 2011, non-performing and impaired loans were comprised of 44 loans secured by one- to four-family residential real estate and two loans secured by nonresidential real estate.  At September 30, 2011 and December 31, 2010, real estate acquired through foreclosure totaled $4.2 million and $2.0 million, respectively.  The allowance for loan losses represented 29.1% and 25.6% of non-performing and impaired loans at September 30, 2011 and December 31, 2010, respectively.  Although management believes that the Corporation’s allowance for loan losses conforms to generally accepted accounting principles based upon the available facts and circumstances, there can be no assurance that additions to the allowance will not be necessary in future periods, which would adversely affect our results of operations.

Deposits increased $222.5 million, or 86.3%, to $480.4 million at September 30, 2011, from $257.9 million at December 31, 2010.  Deposits assumed at the time of the acquisition were approximately $218.8 million, net of a fair value adjustment of $2.7 million.  Deposits acquired include savings deposits totaling approximately $77.7 million and time deposits of approximately $141.1 million with an overall average rate of 1.90%.  Advances from the Federal Home Loan Bank of Cincinnati increased by $14.7 million, or 53.9%, to $42.0 million at September 30, 2011, from $27.3 million at December 31, 2010.  The increase is a result of assuming $22.4 million in advances as a result of the acquisition of First Franklin.  During the nine months ended September 30, 2011, the Corporation had proceeds from Federal Home Loan Bank advances of $11.0 million, which was partially offset by repayments of $19.3 million.

Shareholders’ equity increased $2.7 million, or 3.9%, to $72.1 million at September 30, 2011, from $69.4 million at December 31, 2010.  The increase primarily resulted from net earnings of $2.4 million and amortization of stock benefit plans of $25,000, which were partially offset by dividends paid of $1.2 million.  Dividends declared by the Corporation were waived by the Corporation’s mutual holding parent company.  At September 30, 2011, Cheviot Financial had the ability to purchase an additional 360,818 shares under its announced stock repurchase plan.  The repurchase plan has been suspended as a result of Cheviot Mutual Holding Company’s adoption of a Plan of Conversion providing for the conversion of our mutual holding company to stock form and the related stock offering.

Liquidity and Capital Resources

We monitor our liquidity position on a daily basis using reports that recap all deposit activity and loan commitments.  A significant portion of our deposit base is made up of time deposits.  At September 30, 2011, $130.0 million of time deposits are due to mature within twelve months.  The daily deposit activity report allows us to price our time deposits competitively.  Because of this and our deposit retention experience, we anticipate that a significant portion of maturing time deposits will be retained.

Borrowings from the Federal Home Loan Bank of Cincinnati increased $14.7 million during the nine months ended September 30, 2011.  We have the ability to increase such borrowings by approximately $157.2 million.  The additional borrowings can be used to offset any decrease in customer deposits or to fund loan commitments.

Cheviot Financial Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Nine-Month Periods Ended September 30, 2011 and 2010

General

Net earnings for the nine months ended September 30, 2011 totaled $2.4 million, a $660,000 increase from the $1.8 million of net earnings reported for the same period in 2010.  The increase in net earnings reflects a growth in net interest income of $3.7 million, an increase in other income of $1.0 million, and a decrease in the provision for federal income taxes of $178,000, which were partially offset by an increase of $150,000 in the provision for losses on loans and an increase of $4.1 million in general, administrative and other expense.

Net Interest Income

Total interest income increased $4.4 million, or 37.6%, to $16.3 million for the nine-months ended September 30, 2011, from the comparable period in 2010.   Generally, increases in interest income from loans, investment securities, interest earning assets, deposits and other interest earning assets reflect higher balances resulting from the First Franklin acquisition. Interest income on loans increased $4.0 million, or 39.4%, to $14.2 million during the 2011 period.  This increase was due primarily to an increase of $116.6 million, or 48.1%, in average loans outstanding, which was partially offset by a decrease in the average yield on loans to 5.29% for the 2011 period from 5.62% for the 2010 period.

Interest income on mortgage-backed securities decreased $20,000, or 8.8%, to $208,000 for the nine months ended September 30, 2011, from $228,000 for the same period in 2010, due primarily to a 70 basis point decrease in the average yield, which was partially offset by a $1.9 million increase in the average balance of securities. Interest income on investment securities increased $339,000, or 26.4%, to $1.6 million for the nine months ended September 30, 2011, compared to $1.3 million for the same period in 2010, due primarily to an increase of $28.7 million, or 43.9%, increase in the average balance of investment securities outstanding, which was partially offset by a decrease in the average yield of 32 basis points to 2.31% in the 2011 period.  Interest income on other interest-earning deposits increased $107,000, or 93.0% to $222,000 for the nine months ended September 30, 2011, as compared to the same period in 2010.

Interest expense increased $782,000, or 21.5% to $4.4 million for the nine months ended September 30, 2011, from $3.6 million for the same period in 2010.  Interest expense on deposits increased by $874,000, or 33.2%, to $3.5 million for the nine months ended September 30, 2011, from $2.6 million for the same period in 2010 due primarily to a 38 basis point decrease in the average cost of deposits to 1.12% during the 2011 period, which was partially offset by a $182.8 million, or 78.2%, increase in the average balances outstanding.  The decrease in the average cost of deposits is due to the overall changes in the deposit composition and lower market rates for the period.  Interest expense on borrowings decreased by $92,000, or 9.2%, due primarily to a 84 basis point decrease in the average cost of borrowings, which was partially offset by an increase of $5.5 million, or 16.0% in the average balance outstanding.

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $3.7 million, or 44.7%, to $11.9 million for the nine months ended September 30, 2011.  The average interest rate spread increased to 3.27% for the nine months ended September 30, 2011 from 3.05% for the nine months ended September 30, 2010.  The net interest margin decreased to 3.32% for the nine months ended September 30, 2011 from 3.37% for the nine months ended September 30, 2010.

Cheviot Financial Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Nine-Month Periods Ended September 30, 2011 and 2010 (continued)

Provision for Losses on Loans

As a result of an analysis of historical experience, the volume and type of lending conducted by the Savings Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Savings Bank’s market area, and other factors related to the collectability of the Savings Bank’s loan portfolio, management recorded a $400,000 provision for losses on loans for the nine months ended September 30, 2011, compared to a $250,000 provision for losses on loans for the nine months ended September 30, 2010.  Non-performing loans were 2.3% and 1.5% of total originated loans at September 30, 2011 and September 30, 2010, respectively.  The provision for loan losses for the nine months ended September 30, 2011 reflects the amount necessary to maintain an adequate allowance based on the Corporation’s historical loss experience, as well as consideration of other external factors.  These other external factors, economic conditions, and collateral value changes, have had a negative impact on non-owner-occupied loans in the portfolio.  There can be no assurance that the loan loss allowance will be sufficient to cover losses on non-performing loans in the future; however, management believes it has identified all known and inherent losses that are probable and that can be reasonably estimated within the loan portfolio, and that the allowance is adequate to absorb such losses.

Other Income

Other income increased $1.0 million, or 124.3%, to $1.9 million for the nine months ended September 30, 2011, compared to the same period in 2010, due primarily to an increase in other operating income of $762,000, an increase in the gain on sale of loans of $40,000, an increase of $98,000 in the gain on sale of real estate acquired through foreclosure and an increase of $104,000 in earnings on bank-owned life insurance.  The increase in other operating income is a result of increased service fees on deposit accounts and an increase in service fees received from the Federal Home Loan Bank as a result of increased loan sales in the secondary market. During the nine months ended September 30, 2011, the Corporation sold 27 real estate owned properties resulting in proceeds of $2.5 million.

General, Administrative and Other Expense

General, administrative and other expense increased $4.1 million, or 66.6%, to $10.2 million for the nine months ended September 30, 2011, from $6.1 million for the comparable period in 2010.  The increase is a result of $1.5 million in employee compensation and benefits, an increase of $243,000 in legal and professional expense, an increase of $267,000 in FDIC expense and a $1.1 million increase in other operating expense.  The increase in employee compensation and benefits is a result of the additional employees and related costs resulting from the acquisition of First Franklin.  The increase in legal and professional expenses is a result of merger related costs and expenses related to resolving real estate owned properties. The increase in FDIC expense is a result of an increase in deposit insurance following the First Franklin merger.  The increase in other operating expense is a result of maintenance expense, real estate tax expense and the fair market value adjustments on real estate owned property.

Cheviot Financial Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Nine-Month Periods Ended September 30, 2011 and 2010 (continued)

FDIC Premiums

The Federal Deposit Insurance Corporation (“FDIC”) imposes an assessment against institutions for deposit insurance.  This  assessment  is  based  on the risk category of the  institution  and currently  ranges from 5 to 43 basis points of the  institution’s  deposits.  Federal law requires that the designated reserve ratio for the deposit insurance fund be established by the FDIC at 1.15% to 1.50% of estimated insured deposits.  If this reserve ratio drops below 1.15% or the FDIC  expects that it to do so within nine months,  the FDIC must,  within 90 days,  establish and implement a plan to restore the designated reserve ratio to 1.15% of estimated  insured  deposits  within five years  (absent  extraordinary circumstances).  In addition, the increase in our level of deposits following the First Franklin acquisition resulted in higher assessments.

These actions increased our FDIC insurance premiums for the first nine months of 2011 to $481,000 from $214,000 for the same period in 2010.

Federal Income Taxes

The provision for federal income taxes decreased $178,000, or 19.5%, to $734,000 for the nine months ended September 30, 2011, from $912,000 for the same period in 2010.  The effective tax rate was 23.2% and 34.1% for the nine month periods ended September 30, 2011 and 2010.  During the nine months ended September 30, 2011 the Corporation was able to reverse approximately $709,000 in valuation allowance previously reserved for as a result of the acquisition of First Franklin.  The amount of deferred federal income taxes recorded in the First Franklin acquisition approximated the amount includable in regulatory capital.  Cheviot Financial has approximately $6.4 million in remaining operating loss carryforwards to offset future taxable income for 20 years.  These losses are subject to the annual allowable Internal Revenue Code Section 382 net operating loss limitations of $1.1 million.

Comparison of Operating Results for the Three-Month Periods Ended September 30, 2011 and 2010

General

Net earnings for the three months ended September 30, 2011 totaled $969,000, a $286,000 increase from the $683,000 earnings reported in the September 2010 period.  The increase in net earnings reflects an increase in net interest income of $1.8 million, an increase of $229,000 in other operating income, which was partially offset by an increase of $1.6 million in general, administrative and other expenses, an increase of $154,000 in federal income taxes for the 2011 quarter end and an increase in the provision for losses on loans of $50,000.  The results for the entire three month period ended September 30, 2011 include operations acquired in the First Franklin acquisition.

Net Interest Income

Total interest income increased $2.3 million, or 59.6%, to $6.1 million for the three-months ended September 30, 2011, from the comparable quarter in 2010.   Interest income on loans increased $2.1 million, or 63.1%, to $5.4 million during the 2011 quarter from $3.3 million for the 2010 quarter.  This increase was due primarily to a $165.9 million, or 69.5%, increase in the average balance of loans outstanding, which was partially offset by a 21 basis point decrease in the average yield on loans to 5.32% for the 2011 quarter from 5.53% for the three months ended September 30, 2010.

Cheviot Financial Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Three-Month Periods Ended September 30, 2011 and 2010 (continued)

Net Interest Income (continued)

Interest income on mortgage-backed securities increased $4,000, or 6.1%, to $70,000 for the three months ended September 30, 2011, from $66,000 for the comparable 2010 quarter, due primarily to a $3.1 million, or 32.5% increase in the average balance of securities outstanding, which was partially offset by a 55 basis point decrease in the average yield.  Interest income on investment securities increased $155,000, or 35.6%, to $591,000 for the three months ended September 30, 2011, compared to $436,000 for the same quarter in 2010, due primarily to an increase of $26.8 million, or 40.2% in the average balance of investment securities outstanding, which was partially offset by a 8 basis point decrease in the average yield to 2.53% in the 2011 quarter.  Interest income on other interest-earning deposits increased $47,000, or 123.7% to $85,000 for the three months ended September 30, 2011.

Interest expense increased $453,000, or 40.1% to $1.6 million for the three months ended September 30, 2011, from $1.1 million for the same quarter in 2010.  Interest expense on deposits increased by $442,000, or 52.4%, to $1.3 million, from $844,000, due primarily to a $236.7 million, or 99.7% increase in the average balance of deposits outstanding, which was partially offset by a 33 basis point decrease in the average costs of deposits to 1.09%.  The decrease in the average cost of deposits is due to the overall changes in the deposit composition and lower market rates for the period.  Interest expense on borrowings increased by $11,000, or 3.8%, due primarily to a $13.4 million increase in the average balance outstanding, which was partially offset by a 112 basis point decrease in the average cost of borrowings.

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $1.8 million, or 67.7%, to $4.5 million for the three months ended September 30, 2011, as compared to the same quarter in 2010.  The average interest rate spread increased to 3.45% for the three months ended September 30, 2011 from 3.02% for the three months ended September 30, 2010.  The net interest margin increased to 3.47% for the three months ended September 30, 2011 from 3.33% for the three months ended September 30, 2010.

Provision for Losses on Loans

Management recorded a $200,000 provision for losses on loans for the three months ended September 30, 2011, compared to a $150,000 provision for losses on loans for the three months ended September 30, 2010.  The provision for loan losses during the three months ended September 30, 2011 reflects the amount necessary to maintain an adequate allowance based on the historical loss experience and other external factors.   There can be no assurance that the loan loss allowance will be sufficient to cover losses on non-performing loans in the future, however management believes they have identified all known and inherent losses that are probable and that can be reasonably estimated within the loan portfolio, and that the allowance for loan losses is adequate to absorb such losses.

Other Income

Other income increased $229,000, or 48.4%, to $702,000 for the three months ended September 30, 2011, compared to the same quarter in 2010, due primarily to an increase in other operating income of $312,000 and an increase in earnings on bank-owned life insurance of $49,000, which was partially offset by a decrease in the gain on the sale of loans of $102,000, an increase of $46,000 in the loss on sale of real estate acquired through foreclosure. The increase in other operating income is a result of increased service fees on deposit accounts and an increase in service fees received from the Federal Home Loan Bank as a result of increased loan sales in the secondary market.

Cheviot Financial Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Three-Month Periods Ended September 30, 2011 and 2010 (continued)

General, Administrative and Other Expense

General, administrative and other expense increased $1.6 million, or 76.4%, to $3.6 million for of the three months ended September 30, 2011.  This increase is a result of an increase in employee compensation and benefits of $618,000, an increase of $110,000 in FDIC expense and an increase of $481,000 in other operating expenses. The increase in employee compensation and benefits is a result of the additional employees and related costs resulting from the acquisition of First Franklin.  The increase in FDIC expense is a result of an increase in deposit insurance due to the First Franklin merger.  The increase in other operating expense is a result of maintenance expense, real estate tax expense and the fair market value adjustments on real estate owned property.

Federal Income Taxes

The provision for federal income taxes increased $154,000, or 53.1%, to $444,000 for the three months ended September 30, 2011, from $290,000 for the same quarter in 2010.   The effective tax rate was 31.4% and 29.8% for the three month periods ended September 30, 2011 and 2010, respectively.  The amount of deferred federal income taxes recorded in the acquisition approximated the amount of deferred taxes recorded in regulatory capital.  Cheviot Financial has approximately $6.4 million in remaining operating loss carryforwards to offset future taxable income for 20 years.  These losses are subject to the Internal Revenue Code Section 382 net operating loss limitations of $1.1 million allowed on an annual basis.

Cheviot Financial Corp.

MANAGEMENT’S DISCUSSION AND ANALYSIS OFFINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)

For the three and nine months ended September 30, 2011 and 2010

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

The Corporation announced a repurchase plan on January 16, 2008 which provides for the repurchase of 5% or 447,584 shares of our common stock.  As of September 30, 2011, the Corporation had purchased 86,766 shares pursuant to the program.

			Total # of
			shares purchased
	Total	Average	as part of publicly
	# of shares	price paid	announced plans
Period	purchased	per share	or programs

July 1-31, 2011	-	$-	86,766
August 1-31, 2011	-	$-	86,766
September 1-30, 2011	-	$-	86,766

ITEM 3.	Defaults Upon Senior Securities

Not applicable.

ITEM 4.	Removed and reserved

ITEM 5.	Other information

None.

ITEM 6.	Exhibits

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Cheviot Financial Corp.

PART II (continued)

ITEM 6.	Exhibits (continued)

101
The following financial statements from Cheviot Financial Corp.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, filed on November 14, 2011, formatted in XBRL: (i) Consolidated Statements of Financial Condition, (ii) Consolidated Statements of Income, (iii) Consolidated Statements of Changes in Shareholders’ Equity, (iv) Consolidated Statements of Cash Flows, (v) the Notes to the Consolidated Financial Statements, tagged as blocks of text.

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

Date: November 14, 2011	By:	/s/Thomas J. Linneman
Thomas J. Linneman
President and Chief Executive Officer

Date: November 14, 2011	By:	/s/Scott T. Smith
Scott T. Smith
Chief Financial Officer